Form 10-Q
period 1995-03-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1995-05-12
CIK 757221

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended MARCH 31, 1995 COMMISSION FILE NUMBER 0-14052


                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                           04-2847256
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

     399 BOYLSTON STREET, 13TH FL.
     BOSTON, MASSACHUSETTS                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200



Former Name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No  ___


                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART I

                              FINANCIAL INFORMATION




                                                                 Page(s)



Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                             March 31, 1995 December 31, 1994
                                            --------------- ------------------

ASSETS

Real estate investments:
  Joint ventures                            $ 18,605,125     $  18,674,563
  Property, net                                1,203,330         1,189,011
                                            ------------       ------------
                                              19,808,455        19,863,574


Cash and cash equivalents                      2,189,758          2,423,836
Short-term investments                         1,224,758            996,814
                                           -------------     ---------------
                                            $ 23,222,971     $   23,284,224
                                           =============     ===============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $     75,961     $       86,049
Accrued management fee                            42,101              42,101
                                            ------------     ---------------
Total liabilities                                118,062             128,150
                                            ------------     ---------------
Partners' capital (deficit):
  Limited partners ($493.14 per unit;
    75,000 units authorized,
    68,414 units issued and outstanding)      23,144,587          23,195,240
General partners                                 (39,678)            (39,166)
                                            -------------     ---------------
Total partners' capital                       23,104,909          23,156,074
                                            -------------     ---------------
                                            $ 23,222,971     $    23,284,224
                                            =============    ================












                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                            Quarter ended March 31,
                                            -----------------------
                                             1995           1994
                                             ----           -----

INVESTMENT ACTIVITY

Property rentals                            $ 48,346        $    -
Property operations expense                  (32,751)            -
Depreciation and amortization                 (9,797)           -
                                            ---------      ---------
                                               5,798             -

Joint venture earnings                       431,795          387,507
Ground rentals and interest on mortgage
loans                                           -              13,757
Amortization                                  (2,366)          (3,812)
                                            ---------       ---------
     Total real estate operations            435,227          397,452

Interest on cash equivalents and
short-term investments                        49,083           28,183
                                            ---------       ---------
     Total investment activity               484,310          425,635
                                            ---------       ---------
PORTFOLIO EXPENSES

General and administrative                    67,687           47,465
Management fee                                42,101           31,371
                                           ---------        ---------
                                             109,788           78,836
                                            --------        ----------

NET INCOME                                  $374,522        $ 346,799
                                           ==========       ==========

Net income per limited partnership unit     $    5.42      $     5.02
                                           ==========       ==========

Cash distributions per limited
partnership unit                            $    6.16       $    35.59
                                           ==========       ==========

Number of limited partnership
 units outstanding during the period            68,414         68,414
                                           ===========      ==========















                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)

                                 Quarter ended March 31,
                                 ------------------------

                            1995                       1994
                            ----                       ----

                      General      Limited    General    Limited
                      Partners     Partners   Partners   Partners
                     --------     --------   --------   --------



Balance at beginning
of period            $(39,166)   $23,195,240 $(38,934)  $25,339,093

Cash distributions     (4,257)      (421,430)  (3,172)   (2,434,854)

Net income              3,745        370,777    3,468       343,331
                     --------    ----------- ---------  -----------
Balance at end of
period               $(39,678)   $23,144,587 $(38,638)   $23,247,570
                     ========    =========== ========= =============









                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                                  Quarter Ended March 31,
                                                  -----------------------
                                                  1995              1994
                                                  ----              ----

Net cash provided by operating activities        $468,888        $  338,014
                                                 --------        ----------

Cash flows from investing activities:
  Capital expenditures on owned property          (39,459)       -
  Decrease (increase) in short-term
    investments, net                             (237,820)          494,541
                                                 ---------       ----------
      Net cash provided by (used in)
        investing activities                     (277,279)          494,541
                                                 ---------       ----------

Cash flows from financing activity:
  Distributions to partners                      (425,687)       (2,438,026)
                                                 ---------       -----------

      Net cash used in financing activity        (425,687)       (2,438,026)
                                                ---------        -----------
      Net decrease in cash and
        cash equivalents                         (234,078)        (1,605,471)

Cash and cash equivalents:
  Beginning of period                           2,423,836          3,252,535
                                                ---------        -----------

  End of period                                $ 2,189,758      $   1,647,064
                                              ============     ==============











                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
- - - - - ----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership commenced operations in July 1985 and made several investments through 1988. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners.


NOTE 2 - REAL ESTATE JOINT VENTURES
- - - - - -----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                                      ASSETS AND LIABILITIES
                                      ----------------------

                                  March 31, 1995      December 31, 1994
                                 ---------------     ------------------
Assets
- - - - - ------

Real property, net of
accumulated depreciation of
$3,833,718 and $3,697,894,
respectively                     $ 16,101,248         $  16,188,586
Other assets                          558,465               664,906
                                  ------------        -------------
                                   16,659,713            16,853,492

Liabilities                           (98,517)             (198,804)
- - - - - -----------                       ------------        -------------

Net Assets                        $16,561,196         $   16,654,688
                                  ============        ==============




                              RESULTS OF OPERATIONS
                             ----------------------


                                        Quarter ended March 31,
                                        -----------------------
                                       1995                1994
                                       ----                ----

Revenue
  Rental income                      $803,968            $762,258
  Other                                 3,162                 856
                                     ---------           --------
                                      807,130             763,114
                                     ---------           --------


Expenses
Operating expenses                    239,511             236,687
Depreciation and amortization         135,824             138,920
                                     ---------            -------
                                      375,335             375,607
                                     ---------            -------

Net income                          $ 431,795            $387,507
                                    ==========           =========


  Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY
- - - - - -----------------

     On November 15, 1994, the Partnership restructured its ground lease/mortgage loan investment into a wholly-owned property, due to the inability of the ground lessee/mortgagee to meet its financial obligations. The following is a summary of the Partnership's investment in property:


                               March 31, 1995      December 31, 1994
                               --------------      -----------------

Land                           $  347,772          $    347,772
Buildings and improvements        885,643               846,184
Accumulated depreciation`        (12,599)                (2,802)
Net operating liabilities        (17,486)                (2,143)
                               ----------          ------------
                               $1,203,330          $  1,189,011
                               ==========          ============

  The buildings are being depreciated over a 25 year period.


NOTE 4 - SUBSEQUENT EVENT
- - - - - -------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1995 were made on April 27, 1995 in the aggregate amount of $425,687 ($6.16 per limited partnership unit).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - - - - --------------------------------------------------------------------------
OPERATIONS
- - - - - -----------

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985. A total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $34,676,320 has been returned to the limited partners through March 31, 1995.

     At March 31, 1995, the Partnership had $3,414,516 in cash, cash equivalents and short-term investments, of which $425,687 was distributed to partners on April 27, 1995; the remainder is being retained as working capital reserves.
The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations were made at the annualized rate of 5% for the first quarter of 1995 on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1994 were made at the annualized rate of 3.5% on a weighted average adjusted capital contribution. On January 27, 1994, the Partnership made a capital distribution of $31 per limited partnership unit from the proceeds of the Heritage Green Plaza sale in December 1993. The adjusted capital contribution after this distribution is $493.14 per unit. The increase in the distribution rate results from the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. At March 31, 1995, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $4,800,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS
- - - - - ---------------------

     FORM OF REAL ESTATE INVESTMENTS

     Effective November 15, 1994, North Cabot Industrial Park (formerly Marathon/Hayward) was converted to a wholly-owned property; it was previously structured as a ground lease with a mortgage loan to the ground lessee. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.



     OPERATING FACTORS

     Occupancy at North Cabot Industrial Park remained at 58% during the first quarter of 1995, relatively unchanged from the first quarter 1994 occupancy level. Subsequent to the first quarter a new tenant occupied 4,000 square feet for a lease term of three years. The managing general partner does not expect this investment to achieve the Partnership's investment objectives.

     Occupancy at Bayberry Apartments declined from 94% to 92% during the first quarter of 1995 (occupancy was also 92% at March 31, 1994). Rental rates in the Gaithersburg market have increased over the past year.

     Occupancy at 270 Technology Park remained at 95% during the first quarter of 1995, down from 97% a year ago.

     INVESTMENT ACTIVITY

     Interest on cash equivalents and short-term investments increased due to higher short-term interest rates.

     Real estate operating results were $435,227 for the first quarter of 1995 as compared to $397,452 for the comparable quarter of 1994. The increase was primarily due to an increase in net operating income at Bayberry Apartments ($61,000) which was partially offset by a decrease in net operating income at 270 Technology Park ($16,000). The increase at Bayberry Apartments results from an increase in rental rates, while the decrease at 270 Technology Park results from an increase in operating expenses.

     Operating cash flow increased $130,874 or 39% between 1994 and 1995. Cash flow from Bayberry Apartments increased approximately $156,000, primarily from the distribution of amounts which had been previously retained as working capital reserves. This increase was partially offset by the timing of distributions from 270 Technology Park.


     PORTFOLIO EXPENSES

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first quarter of 1995 and 1994 due to an increase in distributable cash flow. General and administrative expenses increased by $20,222 or 43%, between the respective quarters. This increase was due to the professional fees associated with the restructuring of North Cabot Industrial Park and the final settlement of administrative expense reimbursements for 1993 during the first quarter of 1994.




INFLATION

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time if rental rates and replacement costs increase. Recently, declines in real property values, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART II

                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   NONE.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1995.




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NEW ENGLAND LIFE PENSION PROPERTIES III; A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



May 10, 1995                Peter P. Twining
                            Managing Director and General Counsel of Managing
                            General Partner,
                            Copley Properties Company III, Inc.



May 10, 1995                Marie A. Welch
                            Investment Officer and Chief Accounting Officer of
                            Managing General Partner,
                            Copley Properties Company III, Inc.