Form 10-Q
period 1995-06-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1995-08-11
CIK 757221

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30, 1995  COMMISSION FILE NUMBER 0-14052


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


- -------------------------------------------------------------------
Former Name, former address and former fiscal year if changed since last report


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

                    FOR QUARTER ENDED JUNE 30, 1995

                                PART I

                         FINANCIAL INFORMATION

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                 June 30, 1995  December 31, 1994


ASSETS

Real estate investments:
  Joint ventures                  $18,276,707     $    18,674,563
  Property, net                     1,213,274           1,189,011
                                  -----------      --------------
                                   19,489,981          19,863,574


Cash and cash equivalents           1,927,244           2,423,836
Short-term investments              1,687,138             996,814
                                  -----------      --------------
                                  $23,104,363     $    23,284,224
                                  ===========      ==============

Liabilities and Partners' Capital (Deficit)

Accounts payable                  $    56,276     $        86,049
Accrued management fee                 42,101              42,101
                                  -----------      --------------
Total liabilities                      98,377             128,150
                                  -----------      --------------

Partners' capital (deficit):
  Limited partners ($493.14 per
     unit; 75,000 units authorized,
     68,414 units issued and outstanding)
                                   23,046,653          23,195,240
  General partners                   (40,667)            (39,166)
                                  -----------      --------------
Total partners' capital            23,005,986          23,156,074
                                  -----------      --------------

                                  $23,104,363     $    23,284,224
                                  ===========      ==============








           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)
                             QUARTER ENDED  SIX MONTHS ENDED QUARTER ENDED   SIX MONTHS ENDED
                             JUNE 30, 1995   JUNE 30, 1995   JUNE 30, 1994    JUNE 30, 1994

INVESTMENT ACTIVITY
Property rentals              $    44,368    $       92,714    $         -    $           -
Property operations expense      (18,350)          (51,101)              -                -
Depreciation and amortization     (9,143)          (18,940)              -                -
                              -----------     -------------    -----------    -------------
                                   16,875            22,673              -                -

Joint venture earnings            363,912           795,707        383,447          770,954
Ground rentals and interest on mortgage loans
                                        -                 -         13,758           27,515
Amortization                      (2,366)           (4,732)        (3,812)          (7,624)
                              -----------     -------------    -----------    -------------

 Total real estate operations     378,421           813,648        393,393          790,845

Interest on cash equivalents
 and short term investments        51,757           100,840         30,825           59,008
                              -----------     -------------    -----------    -------------
 Total investment activity        430,178           914,488        424,218          849,853
                              -----------     -------------    -----------    -------------


Portfolio Expenses

General and administrative         61,313           129,000         71,022          118,487
Management fee                     42,101            84,202         36,223           67,594
                              -----------     -------------    -----------    -------------
                                  103,414           213,202        107,245          186,081
                              -----------     -------------    -----------    -------------

Net income                    $   326,764    $      701,286    $   316,973    $     663,772
                              ===========     =============    ===========    =============

Net income per limited
 partnership unit
                              $      4.73            $10.15    $      4.59    $        9.61
                              ===========     =============    ===========    =============

Cash distributions per
 limited partnership unit
                              $      6.16    $        12.32    $      4.34    $       39.93
                              ===========     =============    ===========    =============

Number of limited partnership
units outstanding during
 the period
                                   68,414            68,414         68,414           68,414
                              ===========     =============    ===========    =============

           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)


               Quarter Ended         Six Months Ended      Quarter Ended         Six Months Ended
               June 30, 1995          June 30, 1995        June 30, 1994          June 30, 1994
             General    Limited      General   Limited  General    Limited     General   Limited
            Partners   Partners     Partners  Partners  Partners   Partners    Partners  Partners
Balance at
beginning
of period  $(39,678) $23,144,587 $(39,166) $23,195,240 $(38,638) $23,247,570 $  (38,934)$ 25,339,093

Cash dis-
tributions   (4,257)    (421,430)   (8,514)   (842,860)  (2,999)    (296,917)    (6,171)  (2,731,771)

Net income
              3,268      323,496     7,013     694,273    3,170      313,803      6,638      657,134
           --------  -----------  -------- -----------  --------  -----------  -------- -----------
Balance at
end of
period     $(40,667) $23,046,653 $ (40,667)$23,046,653 $(38,467) $23,264,456 $  (38,467)$ 23,264,456
           ========  ===========  ======== ===========  ========  ===========  ======== ===========

           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                          Six Months Ended June 30,
                                             1995           1994

Net cash provided by operating activities  $1,087,890     $ 862,821
                                           ----------      --------

Cash flows from investing activities:
  Capital expenditures on owned property     (54,826)             -
  Decrease (increase) in short-term
    investments, net                        (678,282)     1,085,875
                                           ----------      --------
      Net cash provided by (used in)
        investing activities                (733,108)     1,085,875
                                           ----------      --------

Cash flows from financing activity:
  Distributions to partners                 (851,374)    (2,737,942)
                                           ----------      --------

      Net decrease in cash and
        cash equivalents                    (496,592)     (789,246)

Cash and cash equivalents:
  Beginning of period                       2,423,836     3,252,535
                                           ----------      --------


  End of period                            $1,927,244    $2,463,289
                                           ==========      ========














           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership commenced operations in July, 1985 and made several investments through 1988. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - REAL ESTATE JOINT VENTURES

     The following summarized financial information is presented in the aggregate for the joint ventures:

                        ASSETS AND LIABILITIES


                                   June 30, 1995   December 31, 1994

Assets

  Real property, at cost less
    accumulated depreciation
    of $3,975,335 and $3,697,894,
    respectively                    $ 16,004,401    $    16,188,586
  Other assets                           438,769            664,906
                                    ------------    ---------------
                                      16,443,170         16,853,492

Liabilities                            (128,357)          (198,804)
                                    ------------    ---------------

Net Assets                          $ 16,314,813    $    16,654,688
                                    ============    ===============


                         RESULTS OF OPERATIONS


                                          Six Months Ended June 30,
                                             1995           1994

Revenue
  Rental income                          $1,549,707     $ 1,530,207
  Other                                       3,901           4,979
                                         ----------      ----------
                                          1,553,608       1,535,186
                                         ----------      ----------


Expenses
  Operating expenses                        480,460         486,390
  Depreciation and amortization             277,441         277,842
                                         ----------      ----------
                                            757,901         764,232
                                         ----------      ----------

Net income                               $  795,707     $   770,954
                                         ==========      ==========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY

     On November 15, 1994, the Partnership restructured its ground lease/mortgage loan investment into a wholly-owned property, due to the inability of the ground lessee/mortgagee to meet its financial obligations. The following is a summary of the Partnership's investment in this property:

                                   June 30, 1995   December 31, 1994


  Land                              $    347,772    $        347,772
  Buildings and improvements             901,010             846,184
  Accumulated depreciation              (21,061)             (2,802)
  Net operating liabilities             (14,447)             (2,143)
                                     -----------     ---------------
                                    $  1,213,274    $      1,189,011
                                     ===========     ===============

  The buildings are being depreciated over a 25 year period.

NOTE 4 - SUBSEQUENT EVENT

     Distributions of cash from operations relating to the quarter ended June 30, 1995 were made on July 27, 1995 in the aggregate amount of $425,687 ($6.16 per limited partnership unit).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership completed its offering of units of limited partnership interest in December, 1985. A total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $34,676,320 has been returned to the limited partners through June 30, 1995.

     At June 30, 1995, the Partnership had $3,614,382 in cash, cash equivalents and short-term investments, of which $425,687 was distributed to partners on July 27, 1995; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the first two quarters of 1995 were made at the annualized rate of 5% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1994 were made at the annualized rate of 3.5% and 4.5%, respectively, on a weighted average adjusted capital contribution. On January 27, 1994, the Partnership made a capital distribution of $31 per limited partnership unit from the proceeds of the Heritage Green Plaza sale in December 1993. The adjusted capital contribution after this distribution is $493.14 per unit. The increase in the distribution rate results from the attainment of appropriate cash reserve levels and the improvement in cash flow from operations.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. At June 30, 1995, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $5,500,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS

     FORM OF REAL ESTATE INVESTMENTS

     Effective November 15, 1994, North Cabot Industrial Park (formerly Marathon / Hayward) was converted to a wholly-owned property; it was previously structured as a ground lease with a mortgage loan to the ground lessee. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.
     OPERATING FACTORS

     Occupancy at North Cabot Industrial Park increased from 58% to 66% during the second quarter of 1995, with the signing of two new leases, partially offset by the loss of a month-to-month tenant. (Occupancy was 66% one year ago and 58% at year end 1994.) Subsequent to the second quarter, a new lease increased occupancy to 79%. Although occupancy has improved, the managing general partner does not expect this investment to achieve the Partnership's investment objectives.

     Occupancy at Bayberry Apartments ended the second quarter of 1995 at 93%. During the first half of both 1994 and 1995 occupancy fluctuated between 92% and 94%. Rental rates in the Gaithersburg market have increased over the past year, as supply and demand remain in equilibrium.

     Occupancy at 270 Technology Park increased to 98% from 95% during the second quarter of 1995. (Occupancy was 97% one year ago.) The property faces minimal lease expiration exposure in 1995.

     INVESTMENT ACTIVITY

     Interest on cash equivalents and short-term investments increased between the comparative six month periods due to higher short-term interest rates and larger average investment balances.

     Real estate operating results were $813,648 for the first six months of 1995 as compared to $790,845 for the comparable six months of 1994. The increase was primarily due to an increase in net operating income at Bayberry Apartments ($55,000) which was partially offset by a decrease in net operating income at 270 Technology Park ($31,000). The increase at Bayberry Apartments results from an increase in rental rates, while the decrease at 270 Technology Park results from a decrease in rental income.

     Operating cash flow increased $225,069 or 26% between 1994 and 1995. Cash flow from Bayberry Apartments increased approximately $175,000, primarily from the distribution of amounts which had been previously retained as working capital reserves. Cash flow from 270 Technology Park increased approximately $46,000 due to the timing of distributions.


     PORTFOLIO EXPENSES

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first six months of 1994 and 1995 due to an increase in distributable cash flow. General and administrative expenses increased by $10,513 or 9% between the respective periods. This increase was due to the professional fees associated with the restructuring periods of North Cabot Industrial Park.

               NEW ENGLAND LIFE PENSION PROPERTIES III;
                   A REAL ESTATE LIMITED PARTNERSHIP

                               FORM 10-Q

                    FOR QUARTER ENDED JUNE 30, 1995

                                PART II

                           OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits:  NONE.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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



                            NEW ENGLAND LIFE PENSION PROPERTIES III; A
                            REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



August 11, 1995
                            Peter P. Twining
                            Managing Director and General Counsel of
                            Managing General Partner,
                            Copley Properties Company III, Inc.



August 11, 1995
                            Marie A. Welch
                            Investment Officer and Chief Accounting
                            Officer of Managing General Partner,
                            Copley Properties Company III, Inc.