Form 10-Q
period 1995-09-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1995-11-13
CIK 757221

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended September 30, 1995    Commission File Number 0-14052


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



----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X_        No ___




                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------




NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                   September 30, 1995   December 31, 1994
                                   ------------------   -----------------


ASSETS

Real estate investments:
   Joint ventures                     $   18,232,280      $   18,674,563
   Property, net                           1,265,058           1,189,011
                                      ---------------     ---------------
                                          19,497,338          19,863,574


Cash and cash equivalents                  1,557,199           2,423,836
Short-term investments                     1,944,332             996,814
                                      ---------------     ---------------
                                      $   22,998,869      $   23,284,224
                                      ===============     ===============



LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Accounts payable                      $       82,536      $       86,049
Accrued management fee                        42,101              42,101
                                      ---------------     ---------------
Total liabilities                            124,637             128,150
                                      ---------------     ---------------

Partners' capital (deficit):
   Limited partners ($493.14 per
     unit; 75,000 units authorized,
     68,414 units issued and
     outstanding)                         22,916,217          23,195,240
   General partners                          (41,985)            (39,166)
                                      ---------------     ---------------
Total partners' capital                   22,874,232          23,156,074
                                      ---------------     ---------------

                                      $   22,998,869      $   23,284,224
                                      ===============     ===============


                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                        Quarter Ended      Nine Months Ended       Quarter Ended     Nine Months Ended
                                      September 30, 1995   September 30, 1995    September 30, 1994  September 30, 1994
                                      ------------------   ------------------   -------------------  ------------------

INVESTMENT ACTIVITY

Property rentals                       $        59,044       $      151,758       $         --          $         --
Property operations expense                    (24,194)             (75,295)                --                    --
Depreciation and amortization                   (8,462)             (27,402)                --                    --
                                        ---------------      ---------------      ----------------       ---------------
                                                26,388               49,061                 --                    --

Joint venture earnings                         320,560            1,116,267               378,078             1,149,032
Ground rentals and interest on
  mortgage loans                                 --                   --                   18,343                45,858
Amortization                                    (2,366)              (7,098)               (3,812)              (11,436)
                                        ---------------      ---------------      ----------------       ---------------

   Total real estate operations                344,582            1,158,230               392,609             1,183,454

Interest on cash equivalents
  and short term investments                    51,422              152,262                31,387                90,395
                                        ---------------      ---------------      ----------------       ---------------
   Total investment activity                   396,004            1,310,492               423,996             1,273,849
                                        ---------------      ---------------      ----------------       ---------------

Portfolio Expenses

General and administrative                      59,970              188,970                54,558               173,045
Management fee                                  42,101              126,303                37,932               105,526
                                        ---------------      ---------------      ----------------       ---------------
                                               102,071              315,273                92,490               278,571
                                        ---------------      ---------------      ----------------       ---------------


Net Income                             $       293,933       $      995,219       $       331,506       $       995,278
                                        ===============      ===============      ================       ===============

Net income per limited partnership
  unit                                 $          4.25       $        14.40       $          4.80       $         14.40
                                        ===============      ===============      ================       ===============

Cash distributions per
  limited partnership unit             $          6.16       $        18.48       $          5.55       $         45.48
                                        ===============      ===============      ================       ===============

Number of limited partnership
  units outstanding during the period           68,414               68,414                68,414                68,414
                                        ===============      ===============      ================       ===============

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)


                    Quarter Ended           Nine Months Ended         Quarter Ended         Nine Months Ended
                  September 30, 1995        September 30, 1995      September 30, 1994      September 30, 1994
                 -------------------       -------------------     -------------------      ------------------

                 General     Limited      General    Limited       General     Limited     General    Limited
                 Partners    Partners     Partners   Partners      Partners    Partners    Partners   Partners
                ---------   ---------    ---------  ---------     ---------    ---------   ---------  ---------

Balance at
beginning of
period          $(40,667)  $23,046,653  $ (39,166)  $23,195,240   $(38,467)  $23,264,456   $(38,934) $25,339,093


Cash
distributions     (4,257)     (421,430)   (12,771)   (1,264,290)    (3,835)     (379,698)   (10,006)  (3,111,469)


Net income         2,939       290,994      9,952       985,267      3,315       328,191      9,953      985,325
                ---------    ----------  ---------    ----------  ---------   ----------  ----------  ----------


Balance at
end of period   $(41,985)  $22,916,217  $ (41,985)  $22,916,217   $(38,987)  $23,212,949   $(38,987) $23,212,949
               ==========  ===========   =========   ===========   ========  ===========   ========= ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                            Nine Months Ended September 30,
                                            --------------------------------
                                                   1995            1994
                                            --------------------------------

Net cash provided by operating activities   $   1,415,963    $   1,268,901
                                            --------------    -------------

Cash flows from investing activities:
   Capital expenditures on owned property         (84,856)           --
   Decrease (increase) in short-term
       investments, net                          (920,683)         105,312
                                              ------------     ------------
          Net cash provided by (used in)
          investing activities                 (1,005,539)         105,312
                                              ------------     ------------

Cash flows from financing activity:
   Distributions to partners                   (1,277,061)      (3,121,475)
                                              ------------     ------------

          Net decrease in cash and
          cash equivalents                       (866,637)      (1,747,262)

Cash and cash equivalents:
   Beginning of period                          2,423,836        3,252,535
                                              ------------     ------------

   End of period                            $   1,557,199    $   1,505,273
                                            ==============   ==============

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                      September 30, 1995  December 31, 1994
                                      ------------------  -----------------

Assets

     Real property, at cost less
        accumulated depreciation
        of $4,116,951 and $3,697,894,
        respectively                       $ 15,866,139      $  16,188,586
     Other assets                               480,539            664,906
                                           -------------      -------------
                                             16,346,678         16,853,492

Liabilities                                     153,598            198,804
                                           -------------      -------------

Net Assets                                 $ 16,193,080      $  16,654,688
                                            ============       ============




                                                 Results of Operations

                                            Nine months ended September 30,
                                            --------------------------------
                                                 1995              1994
                                                 ----              ----
Revenue
     Rental income                         $  2,320,006      $   2,326,671
     Other                                       10,774             10,752
                                           ------------      -------------
                                              2,330,780          2,337,423
                                            ------------      -------------

Expenses
     Operating expenses                         795,455            771,622
     Depreciation and amortization              419,058            416,769
                                            ------------      -------------
                                              1,214,513          1,188,391
                                            ------------      -------------

Net income                                 $  1,116,267      $   1,149,032
                                           =============     ==============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY
-----------------

     On November 15, 1994, the Partnership restructured its ground lease/mortgage loan investment into a wholly-owned property, due to the inability of the ground lessee/mortgagee to meet its financial obligations. The following is a summary of the Partnership's investment in this property:

                                      September 30, 1995  December 31, 1994
                                      ------------------  -----------------

     Land                                  $    347,772      $     347,772
     Buildings and improvements                 931,040            846,184
     Accumulated depreciation                   (29,523)            (2,802)
     Net operating assets/(liabilities)          15,769             (2,143)
                                            ------------      -------------
                                           $  1,265,058      $   1,189,011
                                           =============      =============

     The buildings are being depreciated over a 25 year period.


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1995 were made on October 26, 1995 in the aggregate amount of $425,687 ($6.16 per limited partnership unit).



Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985. A total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $34,676,320 has been returned to the limited partners through September 30, 1995.

     At September 30, 1995, the Partnership had $3,501,531 in cash, cash equivalents and short-term investments, of which $425,687 was distributed to partners on October 26, 1995; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the first three quarters of 1995 were made at the annualized rate of 5% on the adjusted capital contribution. Distributions of cash from operations relating to the first, second, and third quarters of 1994 were made at the annualized rate of 3.5%, 4.5% and 4.5%, respectively, on a weighted average adjusted capital contribution. On January 27, 1994, the Partnership made a capital distribution of $31 per limited partnership unit from the proceeds of the Heritage Green Plaza sale in December 1993. The adjusted capital contribution after this distribution is $493.14 per unit. The increase in the distribution rate results from the attainment of appropriate cash reserve levels and the improvement in cash flow from operations.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. At September 30, 1995, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $5,500,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

Form of Real Estate Investments

     Effective November 15, 1994, North Cabot Industrial Park (formerly Marathon/Hayward) was converted to a wholly-owned property; it was previously structured as a ground lease with a mortgage loan to the ground lessee. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.



Operating Factors

     Occupancy at North Cabot Industrial Park increased from 66% to 87% during the third quarter of 1995, with the signing of two new leases. (Occupancy was 66% one year ago and 58% at year end 1994.) Occupancy, however, could decline over the next year as leases on 48% of the currently occupied space expire. Although occupancy has improved, the managing general partner does not expect this investment to achieve the Partnership's original investment objectives.

     Occupancy at Bayberry Apartments ended the third quarter of 1995 at 95%. During the first nine months of both 1994 and 1995, occupancy fluctuated between 92% and 95%. Market conditions remain competitive; however, rental rates in the Gaithersburg market have increased over the past year, as supply and demand remain in equilibrium.

     Occupancy at 270 Technology Park remained at 98% during the third quarter of 1995. (Occupancy was 95% one year ago.) The property faces minimal lease expiration exposure over the next year.

Investment Activity

     Interest on cash equivalents and short-term investments increased between the comparative nine month periods due to higher short-term interest rates and larger average investment balances.

     Real estate operating results were $1,158,230 for the first nine months of 1995 as compared to $1,183,454 for the comparable nine months of 1994. This decrease was primarily due to a decrease in net operating income at 270 Technology Park ($37,000) resulting from a decrease in rental income caused by lower lease rates. Rental income at Bayberry Apartments increased during the comparable nine month period due to an increase in average occupancy; however, this increase was offset by an increase in operating expenses.

     Operating cash flow increased $147,062 or 12% between the first nine months of 1994 and 1995. Cash flow from Bayberry Apartments increased approximately $111,000, primarily from the distribution of amounts which had been previously retained as working capital reserves. Cash flow from 270 Technology Park increased approximately $46,000 due to the timing of distributions.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first nine months of 1994 and 1995 due to an increase in distributable cash flow. General and administrative expenses increased by $15,925 or 9% between the respective periods. This increase was due to the professional fees associated with the restructuring of the North Cabot Industrial Park investment.







                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                           (Registrant)



November 9, 1995                   -----------------------------------------
                                   Peter P. Twining
                                   Managing Director and General Counsel
                                   of Managing General Partner,
                                   Copley Properties Company III, Inc.



November 9, 1995                   -----------------------------------------
                                   Marie A. Welch
                                   Investment Officer and Chief Accounting
                                   Officer of Managing General Partner,
                                   Copley Properties Company III, Inc.