Form 10-K
period 1995-12-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1996-03-28
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                          Commission File No. 0-14052
                               _________________

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

    Massachusetts                                                04-2847256
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 399 Boylston Street, 13th FL.
   Boston, Massachusetts                                           02116
(Address of principal executive offices)                         (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 578-1200

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                               (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No  ___
                                  ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          No voting stock is held by nonaffiliates of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I
                                    ------

Item 1.   Business.
          --------

          New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 1, 1984, to invest primarily in newly constructed and existing income-producing real properties.

          The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Copley Properties Company III, Inc. (the "Managing General Partner") and ACOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on November 15, 1984, with respect to a public offering of 50,000 units of limited partnership interest at a purchase price of $1,000 per unit (the "Units") with an option to sell up to an additional 25,000 Units (an aggregate of $75,000,000). The Registration Statement was declared effective on January 25, 1985.

          The first sale of Units occurred on July 15, 1985, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated and the last group of initial investors was admitted to the Partnership on December 19, 1985. A total of 68,414 Units had been sold, a total of 11,437 investors had been admitted as limited partners (the "Limited Partners") and a total of $67,748,960 had been contributed to the capital of the Partnership. The remaining 6,586 Units were de-registered on February 18, 1986.

          The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

As of December 31, 1995, the Partnership had investments in the three real property investments described below. Additionally, the Partnership sold six other real estate investments between 1987 and 1993. The principal terms of these sales are set forth in the following table:

     INVESTMENT        MONTH/YEAR OF SALE  NET SALE PROCEEDS  DISTRIBUTION/UNIT  DISTRIBUTION MONTH/YEAR
Investment Four               12/87           $15,771,830          $ 17.86                1/88
Investment Five                9/88           $ 3,002,643          $ 36.00               10/88
Investment Six                 3/89           $10,943,495          $150.00                4/89
Investment Seven               2/92           $ 7,724,589          $102.00                4/92
Investment Eight/1/           12/92           $11,600,183          $170.00                1/93
Investment Nine               12/93           $ 2,161,552          $ 31.00                1/94


          In the opinion of the Managing General Partner, the properties are adequately covered by insurance.


          A.    Light Industrial Facility in Hayward, California.
                ------------------------------------------------

          The Partnership continues to own a 3.8-acre parcel of land in Hayward, California, which it acquired in 1985 for $786,130 and leased back to the seller. Two single-story research and development buildings containing

_______________________
/1/These sale proceeds represent the proceeds received by the Partnership when two mortgage loans made by the Partnership were paid off and the investment was liquidated.

an aggregate of approximately 52,990 square feet of space are situated on the land. These buildings were 94% occupied as of December 31, 1995.

          The Partnership entered into a ground lease with the seller which had a term of 60 years. On November 15, 1994, the Partnership obtained fee simple title to this property because the ground lessee defaulted on its obligations. The Partnership accepted $85,000 as a settlement which released the guarantors from all of their obligations under the lease guaranty. This payment was applied to past due rent under the Ground Lease.

          B.   Research and Development/Office Buildings in Frederick, Maryland.
               ----------------------------------------------------------------

          In August, 1987, the Partnership exercised its option to purchase for $247,650 an 8.288-acre parcel of land in 270 Technology Park, Frederick, Maryland. Situated on the land are three single-story research and development/office buildings containing an aggregate of 86,169 square feet of space. The Partnership simultaneously leased the land back to the seller for a term of 60 years. The ground lease provided for a fixed annual rent of $26,003 plus additional rent equal to 50% of gross revenues from the rental of the buildings in excess of a base amount. Upon exercising its option, the Partnership also made a non-recourse mortgage loan to the ground lessee of $5,712,350.

          On January 1, 1988, the Partnership converted this investment to a joint venture in which it has a 50% interest. The Partnership contributed the land and funds to retire the mortgage debt. In addition, the Partnership contributed an additional $260,000 of capital. The Partnership is entitled to receive a 10.5% per annum preferred return on its invested capital payable currently, and 50% of remaining cash flow and of sale and refinancing proceeds after return of its equity. The preferred return may accrue if sufficient cash flow is not available.

          As of December 31, 1995, the buildings were 98% leased.

C.        Apartment Building in Gaithersburg, Maryland
          --------------------------------------------

          On April 4, 1988, the Partnership acquired a 65% interest in Bayberry Associates, a joint venture formed with Christopher B.A. Limited Partnership (the "Developer"). As of December 31, 1995, the Partnership had contributed $14,575,940 to the capital of the joint venture out of a maximum obligation of $14,580,000, $9,327,500 of which is characterized as Senior Capital and $5,252,500 of which is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a senior priority cumulative return of 10.25% per annum on the outstanding invested Senior Capital and a junior priority cumulative return of 10.25% per annum on the outstanding invested Junior Capital; however, $230,000 of Junior Capital is entitled to a return at the greater of 10.25% per annum or the prime rate of the Maryland National Bank plus 2% ($225,957 of such amount was contributed as of December 31, 1995). When an aggregate of $982,107 of priority returns has been paid, a portion of the senior priority return of up to 1.25% per annum may accrue if sufficient cash is not available therefor, with 9.0% per annum to be paid currently, and the full amount of the junior priority return equal to 10.25% per annum may accrue if sufficient cash is not available therefor. The joint venture agreement also entitles the Partnership to receive 65% of net cash flow and of refinancing proceeds and sale proceeds following the return of the Partnership's equity capital and accrued preferential returns.

          The joint venture owns approximately 7.14 acres of land in Gaithersburg, Maryland and has completed development of a 230-unit garden apartment community. As of December 31, 1995, the apartments were 91% leased.

Item 2. Properties.
        ----------

          The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

------------------------------------------------------------------------------------------------------------------------------------

                                           NUMBER OF                                ANNUAL
                                            TENANTS                                CONTRACT                               LINE OF
                              ESTIMATED    WITH 10%                  SQUARE FEET     RENT                                 BUSINESS
                                1996       OR MORE     NAME(S) OF      OF EACH      PER            LEASE      RENEWAL   OF PRINCIPAL
         PROPERTY            REALTY TAXES   OF GLA       TENANT(S)     TENANT     SQUARE FOOT    EXPIRATION   OPTIONS     TENANTS
------------------------------------------------------------------------------------------------------------------------------------
Light Industrial Facility        $ 30,864     1         Auto Zapper     7,037       $4.66       June, 1997     None        Service
 in Hayward, CA

R&D Buildings in                 $ 69,826     5          Sac-Tec       15,000       $5.25       April, 2000    None        Defense
 Frederick, MD                                           Adaptive
                                                        Technology      9,003       $8.92      May, 1999     One 6 Year  Technology
                                                                                                               Option
                                                          Abbie        11,209       $9.80       August, 2001    None       Business
                                                         Business                                                           School
                                                          School
                                                       Chevy Chase     15,591      $10.56       April, 1997     None       Banking
                                                           Bank
                                                        Crisplant      10,111       $9.70       June, 1996     Two 2    Manufacturer
                                                                                                               Year
                                                                                                              Options
Apartment Building in            $202,296     0            N/A            N/A         N/A          N/A          N/A           N/A
 Gaithersburg, MD
------------------------------------------------------------------------------------------------------------------------------------


          The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

-------------------------------------------------------------------------------------------------------------
                                             GROSS LEASABLE      YEAR-END      RENTAL      NET EFFECTIVE
                PROPERTY                          AREA           OCCUPANCY    REVENUE     RENT ($/SF/YR)*
                                                                             RECOGNIZED
-------------------------------------------------------------------------------------------------------------
Industrial Facility in Hayward, CA
----------------------------------
                  1991                            52,992            74%         $318,272         $6.42
                  1992                            52,992            79%         $248,146         $6.18
                  1993                            52,992            65%         $152,961         $4.73
                  1994                            52,992            58%         $168,705         $5.18
                  1995                            52,992            94%         $197,581         $4.89

R&D Buildings in Frederick, MD
------------------------------
                  1991                            86,169            80%         $873,029         $12.78
                  1992                            86,169            78%         $807,668         $11.75
                  1993                            86,169            93%         $930,768         $11.61
                  1994                            86,169            95%         $958,157         $11.83
                  1995                            86,169            98%         $968,980         $11.56

Apartment Building in Gaithersburg, MD
--------------------------------------
                  1991                           203,642            94%        $1,925,286        $10.19
                  1992                           203,642            92%        $1,975,888        $10.38
                  1993                           203,642            95%        $2,077,226        $10.74
                  1994                           203,642            94%        $2,141,017        $11.13
                  1995                           203,642            91%        $2,168,956        $11.48
-------------------------------------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective years.

          Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties:

                                    TENANT AGING REPORT
----------------------------------------------------------------------------------------------------------

               PROPERTY                    # OF LEASE      TOTAL       TOTAL      PERCENTAGE OF
                                           EXPIRATIONS    SQUARE       ANNUAL     GROSS ANNUAL
                                                           FEET        RENTAL        RENTAL*
----------------------------------------------------------------------------------------------------------


Light Industrial Facility in Hayward, CA
----------------------------------------
                  1996                          5         19,211       $81,669        38%
                  1997                          3         13,621       $63,663        29%
                  1998                          3         11,932       $51,572        24%
                  1999                          1          4,032       $19,354         9%
                  2000                          0              0            $0         0%
                  2001                          0              0            $0         0%
                  2002                          0              0            $0         0%
                  2003                          0              0            $0         0%
                  2004                          0              0            $0         0%
                  2005                          0              0            $0         0%

R&D Buildings in Frederick, MD
------------------------------
                  1996                          2         12,376      $126,390        16%
                  1997                          4         21,578      $230,287        30%
                  1998                          1          8,511      $ 79,152        10%
                  1999                          2         12,003      $114,237        15%
                  2000                          2         17,007      $101,831        13%
                  2001                          1         13,209      $127,356        16%
                  2002                          0              0            $0         0%
                  2003                          0              0            $0         0%
                  2004                          0              0            $0         0%
                  2005                          0              0            $0         0%

Apartment Building in Gaithersburg, MD
--------------------------------------
                  1996                        N/A            N/A           N/A         N/A
                  1997                        N/A            N/A           N/A         N/A
                  1998                        N/A            N/A           N/A         N/A
                  1999                        N/A            N/A           N/A         N/A
                  2000                        N/A            N/A           N/A         N/A
                  2001                        N/A            N/A           N/A         N/A
                  2002                        N/A            N/A           N/A         N/A
                  2003                        N/A            N/A           N/A         N/A
                  2004                        N/A            N/A           N/A         N/A
                  2005                        N/A            N/A           N/A         N/A
-----------------------------------------------------------------------------------------------------

* Does not include expenses paid by tenants.

          The following information sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

---------------------------------------------------------------------------------------------------------------------------------
                                                                    Rate of                        Life          Accumulated
           Entity / Property                     Tax Basis       Depreciation      Method        in years        Depreciation
---------------------------------------------------------------------------------------------------------------------------------

Apartment Building in Gaithersburg, Maryland.
---------------------------------------------
Buildings                                      $ 7,123,596           3.64%           SL            27.5           $1,641,842
Land Improvements                                1,380,115          10.00%         150%DB           15               687,436
                                               -----------                                                          --------
Total Depreciable Assets                       $ 8,503,711                                                        $2,329,278

Research and Development/Office
Buildings, Frederick, Maryland.
---------------------------------------------
Building & Improvements                        $ 6,290,563           3.18%           SL            31.5           $1,522,315
Improvements                                       135,934           2.56%           SL             39                 1,801
                                               -----------                                                        ----------
Total Depreciable Assets                       $ 6,426,497                                                        $1,524,116


Light Industrial Facility in Hayward,
 California.
---------------------------------------------
Buildings                                      $   846,184           2.50%          SL              40            $   23,799
Improvements                                       174,934           1.25%          SL              40                 2,187
                                               -----------                                                           -------
Total Depreciable Assets                       $ 1,021,118                                                        $   25,986


Total Depreciable Assets                       $15,951,326                                                       $ 3,879,380
                                               ===========                                                       ===========
----------------------------------------------------------------------------------------------------------------------------------

SL= Straight Line
DB= Declining Balance

          Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

Light Industrial Facility in Hayward, California
------------------------------------------------

Within the North Hayward Industrial market there are approximately 22 competitive industrial parks totaling 4.4 million square feet. Within those 22 projects, the light industrial portions of each total approximately 3.2 million square feet. The approximate vacancy rate in this product type is 8% which is a significant improvement from the beginning of the year when the vacancy rate was approximately 15%.

Research and Development/Office Buildings in Frederick, Maryland
----------------------------------------------------------------

The Frederick R&D market contains approximately 5.5 million square feet of R&D/Industrial space with a vacancy rate of approximately 9%. This is a significant decrease from 1994 when the vacancy rate stood at 16%. The decrease is attributable to a lack of new construction and positive job growth.

Apartment Complex in Gaithersburg, Maryland
-------------------------------------------

Gaithersburg is located within Montgomery County where the economy is fundamentally stable, has a strong job base and a high standard of living and the demand for apartments has historically been relatively stable. The apartment market remains competitive as significant income growth remains challenging. The class "A" occupancy rate was 95% as of December 31, 1995 and is expected to be maintained in the mid-90% range because of limited new construction.

Item 3. Legal Proceedings.
        -----------------

          The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1995, there were 11,658 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited Partnership dated July 15, 1985, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1995, cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $1,685,720. For the year ended December 31, 1994, cash distributions paid in 1994 or distributed after year end with respect to 1994 to the Limited Partners as a group totaled $1,477,742. Cash distributions exceeded net income in 1995 and, therefore, resulted in a reduction of partners' capital. Total distributions, however, were less than total cash generated by operating activities. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.
        -----------------------

                        For Year            For Year           For Year            For Year            For Year
                         Ended               Ended              Ended               Ended                Ended
                        or as of            or as of          or as of            or as of            or as of
                        12/31/95            12/31/94           12/31/93            12/31/92            12/31/91
                        --------            --------           --------            --------            --------
Revenues            $   1,912,590       $   1,760,463      $   2,128,119     $   4,749,053        $   4,841,750

Net Income          $   1,287,403       $   1,360,923      $   1,218,694     $      55,120        $     329,888

Net Income
per Limited
Partnership
Unit                $       18.63       $       19.69      $       17.64     $         .80        $        4.77

Total Assets        $  22,871,014       $  23,284,224      $  25,413,969     $  37,339,756        $  48,055,226

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
the previous year   $       24.64       $       21.60      $       49.75     $      307.57        $       51.76


See financial statements for description of significant transactions:

        1993 - one sale; one provision for impaired mortgage loan.
        1992 - two sales; two valuation allowances; reduction of contingent liability.
        1991 - two valuation allowances.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Partnership completed its offering of units of limited partnership interest in December, 1985. A total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made the real estate investments described in Item 1 herein, six of which were sold prior to 1995. As a result of the sales, capital of $34,676,320 has been returned to the Limited Partners through December 31, 1995.

          At December 31, 1995, the Partnership had $3,511,513 in cash, cash equivalents and short-term investments, of which $425,687 was distributed to partners on January 25, 1996; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the four quarters of 1995 were made at the annualized rate of 5% on the adjusted capital contribution. Distributions of cash from operations were made at the annualized rate of 3.5%, 4.5%, 4.5% and 5% for the first, second, third and fourth quarters of 1994, respectively. The increase in the distribution rate during 1994 results from the attainment of appropriate cash reserve levels and the improvement in cash flow from operations.

          On January 28, 1993, the Partnership made a capital distribution of $170 per limited partnership unit from the proceeds of the Jonathan's Keepe sale in December 1992. The adjusted capital contribution after this distribution was $524.14 per unit. On January 27, 1994, the Partnership made a capital distribution of $31 per limited partnership unit from the proceeds of the Heritage Green Plaza sale in December 1993. The adjusted capital contribution after this distribution is $493.14 per unit.

          The carrying value of real estate investments in the financial statements at December 31, 1995 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1995, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $5,400,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS
---------------------

          FORM OF REAL ESTATE INVESTMENTS

          Effective November 15, 1994, North Cabot Industrial Park (formerly Marathon/Hayward) was converted to a wholly-owned property; it was previously structured as a ground lease with a mortgage loan to the ground lessee. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms. Heritage Green Plaza, which was sold in December 1993, was a wholly-owned property.

          OPERATING FACTORS

          Occupancy at North Cabot Industrial Park increased to 94% at December 31, 1995, up from 58% and 65% one and two years prior. Occupancy, however, could decline over the next year with the expiration of leases on 38% of the currently occupied space. Despite the recent improvement, the Managing General Partner does not expect this investment will achieve the Partnership's original investment objectives.

          At December 31, 1995, occupancy at the Bayberry Apartments was 91%. Occupancy has been in the mid-90% range over the past three years. Market conditions remain competitive; however, rental rates in the Gaithersburg market have increased over the past year, as supply and demand are in equilibrium.

          Occupancy at 270 Technology Park was 98% at December 31, 1995, up from 95% a year ago and 93% two years ago. The property faces minimal lease expiration exposure over the next year.

          INVESTMENT RESULTS

          Significant Transactions and Events

          In 1993, the Partnership determined that the mortgage loan secured by the North Cabot Industrial Park investment was impaired, and recognized a provision for impaired mortgage loans of $225,000 which was charged to operations in 1993. When this ground lease/mortgage loan investment was restructured to a wholly-owned property due to the inability of the ground lessee/mortgagee to meet its financial obligations, the Partnership received $85,000 from the principals of the ground lessee in settlement of their payment guarantees, which is included in ground rentals and interest on mortgage loans in 1994.

          In December 1993, the Partnership sold the Heritage Green Plaza in Aurora County, Colorado and recognized a gain of $24,302.

          In December 1992, the Jonathan's Keepe apartment complex was sold. During 1993, the Partnership received an additional $119,447 in final settlement of the Jonathan's Keepe sale. This revenue is included in ground rentals and interest on mortgage loans in the statement of operations in 1993.


          1995 COMPARED TO 1994

          Interest on cash equivalents and short-term investments increased due to higher short-term interest rates and larger average investment balances.

          Exclusive of the guaranty payment received in 1994, total real estate operating results were $1,500,132 in 1995 as compared to $1,513,737 in 1994. The decrease is due to the recognition of depreciation on North Cabot Industrial Park since its conversion to a wholly-owned property. This additional non-cash expense, however, was substantially offset by improved operating results at all three of the Partnership's properties resulting from an increase in rental income due to an increase in average occupancy.

          Exclusive of the guaranty payment in 1994, operating cash flow increased approximately $200,000 or 11% between 1994 and 1995. The increase is consistent with the change in operating results before non-cash items, but primarily stemmed from cash distributions from Bayberry Apartments which increased approximately $166,000 due to the distribution of amounts which had been previously retained as working capital reserves.

          1994 COMPARED TO 1993

          Interest on cash equivalents and short-term investments increased due to higher short-term interest rates.

          Exclusive of the provision for the impaired mortgage loan, the operating results from Heritage Green Plaza, and the settlement from Jonathan's Keepe (all of which relate to 1993), and exclusive of the $85,000 guaranty settlement in 1994, total real estate operating results were $1,513,737 in 1994 as compared to $1,384,105 in 1993. The increase was primarily due to an increase in net operating income at both Bayberry Apartments ($85,000) and 270 Technology Park ($50,000). The increase at Bayberry Apartments results from an increase in rental rates, while the increase at 270 Technology Park results from both an increase in rental revenue and a decrease in expenses.

          Exclusive of the settlement payment from the sale of Jonathan's Keepe Apartments in 1993 and the guaranty settlement in 1994, operating cash flow increased approximately $100,000 or 6% between 1993 and 1994. Cash flow from 270 Technology Park increased approximately $460,000, primarily from the distribution of amounts which had been previously retained as working capital reserves. This increase was partially offset by the timing of distributions from Bayberry Apartments.

          PORTFOLIO EXPENSES

          The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

          1995 COMPARED TO 1994

          The Partnership management fee increased due to an increase in distributable cash flow. General and administrative expenses increased by $20,110 between the respective years. This increase was due to the professional fees incurred in connection with the restructuring of the North Cabot Industrial Park investment.


          1994 COMPARED TO 1993

          The Partnership management fee increased due to an increase in distributable cash flow. General and administrative expenses were practically unchanged from the prior year.


INFLATION

          By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

          See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
Financial Disclosure.
---------------------

          The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1995.

Name                       Position(s) with the Managing General Partner         Age
----                       -----------------------------------------------       ---
Joseph W. O'Connor         President, Chief Executive Officer and Director       49
Daniel J. Coughlin         Managing Director and Director                        43
Peter P. Twining           Managing Director, General Counsel and Director       49
Wesley M. Gardiner, Jr.    Vice President                                        37
Daniel C. Mackowiak        Principal Financial and Accounting Officer            44

          Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on November 1, 1984. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity as of January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualified.

          (c)  Identification of Certain Significant Employees.
               -----------------------------------------------

               None.

          (d)  Family Relationships.
               --------------------

               None.

          (e)  Business Experience.
               -------------------

               The Managing General Partner was incorporated in Massachusetts on November 1, 1984. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

          Joseph W. O'Connor has been President, Chief Executive Officer and a Director of Copley Real Estate Advisors, Inc. ("Copley") since January, 1982. He was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988. He has been active in real estate for 27 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

          Daniel J. Coughlin was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988 and a Director of Copley since July 1994. Mr. Coughlin has been active in financial management and control for 21 years. From June, 1974 to December, 1981, he was a Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of Copley. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

          Peter P. Twining is a Managing Director and General Counsel of Copley. As such, he is responsible for general legal oversight and policy with respect to Copley and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of Copley's legal operations. Before joining Copley in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

          Wesley M. Gardiner, Jr. joined Copley in 1990 and has been a Vice President at Copley since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at Copley has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by Copley whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

          Daniel C. Mackowiak has been a Vice President of Copley since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of Copley from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining Copley, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

          Mr. O'Connor is a director of Copley Properties, Inc., a Delaware corporation organized as a real estate investment trust which is listed for trading on the American Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

(f)   Involvement in Certain Legal Proceedings.
      ----------------------------------------

      None.

Item 11. Executive Compensation.
         -----------------------

          Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Note 1, Note 2 and Note 8 of Notes to Financial Statements.

          The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1995. Cash distributions to General Partners include amounts distributed after year end with respect to 1995.

                                                                              Amount of
                                                                            Compensation
                                                                                 and
Receiving Entity                        Type of Compensation                Reimbursement
----------------                        --------------------                -------------
General Partners                        Share of Distributable Cash           $   17,027

Copley Real Estate Advisors, Inc.       Management Fees and
                                        Reimbursement of Expenses             $  181,772


New England Securities Corporation      Servicing Fees and
                                        Out-of-Pocket Reimbursements          $   15,682
                                                                              ----------

                                        TOTAL                                 $  214,481
                                                                              ==========


          For the year ended December 31, 1995, the Partnership allocated $12,211 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners
    -----------------------------------------------

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.
    ---------------------------------

          An affiliate of the Managing General Partner of the Partnership owned 631 Units as of December 31, 1995.


(c) Changes in Control.
    -------------------

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
          -------------------------------------------------------

          (a)  The following documents are filed as part of this report:

                   (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, Financial Statement Index No. 2 and Financial Statement Index No. 3 are filed as part of this Annual Report.

                   (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements is filed as part of this Annual Report.

                   (3)     Exhibits--The Exhibits listed in the accompanying
Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

          (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1995, the Partnership filed no Current Reports on Form 8-K.

                               New England Life

                            Pension Properties III;

                       A Real Estate Limited Partnership




                             Financial Statements


                                    *******








                               December 31, 1995

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                   ---------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                  ------------------------------------------


                                                               Page
Report of Independent Accountants..............................

Financial Statements:

   Balance Sheet - December 31, 1995 and 1994..................

   Statement of Operations - Years ended December 31, 1995,
      1994 and 1993............................................

   Statement of Changes in Partners' Capital (Deficit) -
      Years ended December 31, 1995, 1994 and 1993.............

   Statement of Cash Flows - Years ended December 31, 1995,
      1994 and 1993............................................

   Notes to Financial Statements...............................

Financial Statement Schedule:

   Schedule III - Real Estate and Accumulated Depreciation
      at December 31, 1995.....................................

                       Report of Independent Accountants
                       ---------------------------------


To the Partners

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1995, 1994 and 1993, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company III, Inc., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's joint ventures for the years ended December 31, 1995, 1994 and 1993, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements and for which equity in joint venture income aggregated $1,499,646, $1,480,927 and $1,344,325 for the years ended December 31, 1995, 1994 and 1993, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the years ended December 31, 1995, 1994 and 1993, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1995, 1994 and 1993 provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
Price Waterhouse LLP

Boston, Massachusetts
March 11, 1996

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET

                                                   December 31,
                                           --------------------------

                                               1995           1994
                                           -----------    -----------
ASSETS

Real estate investments:
  Joint ventures                          $ 18,116,002   $ 18,674,563
  Property, net                              1,243,499      1,189,011
                                          ------------   ------------
                                            19,359,501     19,863,574



Cash and cash equivalents                    1,399,905      2,423,836
Short-term investments                       2,111,608        996,814
                                          ------------   ------------

                                          $ 22,871,014   $ 23,284,224
                                          ============   ============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                          $     88,184   $     86,049
Accrued management fee                          42,101         42,101
                                          ------------   ------------
Total liabilities                              130,285        128,150
                                          ------------   ------------


Partners' capital (deficit):
  Limited partners ($493.14 per unit;
    75,000 units authorized, 68,414
    units issued and outstanding)           22,784,048      23,195,240
  General partners                             (43,319)       (39,166)
                                          ------------    ------------
Total partners' capital                     22,740,729      23,156,074
                                          ------------    ------------

                                          $ 22,871,014    $ 23,284,224
                                          ============    ============



               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                               Year ended December 31,
                                        -------------------------------------

                                           1995         1994         1993
                                        ----------   ----------   ----------
INVESTMENT ACTIVITY

Property rentals                        $  213,127   $   14,833   $  493,752
Property operating expenses               (147,938)     (10,570)    (223,115)
Depreciation and amortization              (55,239)      (2,802)    (117,228)
                                        ----------   ----------   ----------
                                             9,950        1,461      153,409

Joint venture earnings                   1,499,646    1,480,927    1,344,325
Ground rentals and interest
 on mortgage loans                             -        130,858      174,476
Amortization                                (9,464)     (14,509)     (15,249)
Provision for impaired mortgage loan           -            -       (225,000)
                                        ----------   ----------   ----------

   Total real estate operations          1,500,132    1,598,737    1,431,961

Gain on sale of investment                     -            -         24,302
                                        ----------   ----------   ----------

   Total real estate activity            1,500,132    1,598,737    1,456,263

Interest on cash equivalents
 and short-term investments                199,817      133,845      115,566
                                        ----------   ----------   ----------

   Total investment activity             1,699,949    1,732,582    1,571,829
                                        ----------   ----------   ----------

PORTFOLIO EXPENSES

General and administrative                 244,142      224,032      224,952
Management fee                             168,404      147,627      128,183
                                        ----------   ----------   ----------
                                           412,546      371,659      353,135
                                        ----------   ----------   ----------

NET INCOME                              $1,287,403   $1,360,923   $1,218,694
                                        ==========   ==========   ==========

Net income per limited
 partnership unit                       $    18.63   $    19.69   $    17.64
                                        ==========   ==========   ==========

Cash distributions per limited
 partnership unit                       $    24.64   $    51.03   $   191.10
                                        ==========   ==========   ==========

Number of limited partnership units
  outstanding during the year               68,414       68,414       68,414
                                        ==========   ==========   ==========

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                    Year ended December 31,
                          --------------------------------------------------------------------------


                                     1995                     1994                    1993
                             ------------------        -----------------        -----------------

                            General     Limited       General    Limited       General    Limited
                            Partners    Partners      Partners   Partners      Partners   Partners
                            --------    --------      --------   --------      --------   --------
Balance at beginning
   of year                 $(39,166)  $23,195,240   $(38,934)  $25,339,093   $(36,574)  $ 37,206,501

Cash distributions          (17,027)   (1,685,721)   (13,841)   (3,491,167)   (14,547)   (13,073,915)

Net income                   12,874     1,274,529     13,609     1,347,314     12,187      1,206,507
                             ------     ---------     ------     ---------     ------      ---------

Balance at end
   of year                 $(43,319)  $22,784,048   $(39,166)  $23,195,240   $(38,934)  $ 25,339,093
                           ========   ===========   ========   ===========   ========   ============



               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                                  Year ended December 31,
                                                         --------------------------------------------


                                                             1995            1994             1993
                                                         -----------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 1,287,403     $ 1,360,923     $  1,218,694
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation  and amortization                         64,703          17,311          132,477
       Provision for impaired mortgage loan                      -               -            225,000
       Equity in joint venture net income                 (1,499,646)     (1,480,927)      (1,344,325)
       Cash distributions from joint ventures              2,048,743       1,916,921        1,640,246
       Gain on sale of investment                                -               -            (24,302)
       Decrease (increase) in investment income
        and other receivables                                (17,006)          6,799           22,458
       Decrease (increase) in property
        working capital                                       65,207           2,143          (40,255)
       Increase (decrease) in liabilities                      2,135          14,340          (56,019)
                                                         -----------     -----------     ------------
 Net cash provided by operating activities                 1,951,539       1,837,510        1,773,974
                                                         -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures on owned property                     (174,934)            -            (82,446)
 Net proceeds from sale of investment                            -               -          2,161,552
 Decrease (increase) in short-term
  investments, net                                        (1,097,788)        838,799        3,133,362
                                                         -----------     -----------     ------------
 Net cash provided by (used in) investing activities      (1,272,722)        838,799        5,212,468
                                                         -----------     -----------     ------------


CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                                (1,702,748)     (3,505,008)     (13,088,462)
                                                         -----------     -----------     ------------
 Net cash used in financing activity                      (1,702,748)     (3,505,008)     (13,088,462)
                                                         -----------     -----------     ------------

 Net decrease in cash
  and cash equivalents                                    (1,023,931)       (828,699)      (6,102,020)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                         2,423,836       3,252,535        9,354,555
                                                         -----------     -----------     ------------

 End of year                                             $ 1,399,905      $2,423,836     $  3,252,535
                                                         ===========      ==========     ============

NON-CASH TRANSACTION:
---------------------

  Effective November 15, 1994, the Partnership's ground lease/mortgage loan investment in Marathon/Hayward was restructured to a wholly-owned property. The carrying value of this asset at conversion was $1,193,956, which approximated market value.

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

          General

          New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985, and acquired several real estate investments through 1987, and a final investment in 1988 with the proceeds from an earlier sale. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is in the best interest of the limited partners.

          The Managing General Partner of the Partnership is Copley Properties Company III, Inc., a wholly-owned subsidiary of Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ACOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of Copley and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by Copley pursuant to an advisory contract. Copley is an indirect wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company ("The New England"), the parent of NEIC's predecessor, is its principal unitholder. In August 1995, The New England announced an agreement to merge (the "Merger") with Metropolitan Life Insurance Company ("Metropolitan Life"), with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $130 billion (and adjusted capital of over $8 billion) as of June 30, 1995.

          At December 31, 1995, an affiliate of the Managing General Partner owned 631 units and at December 31, 1994 the Managing General Partner owned 582 units of limited partnership interest, which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

          Management

          Copley, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Copley is also reimbursed for expenses incurred in connection with administering the Partnership ($13,368 in 1995, $12,000 in 1994, and $12,628 in 1993).
Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are generally 3% of the selling price of property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

          New England Securities Corporation, a direct subsidiary of The New England, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $15,682, $25,182, and $17,225 in 1995, 1994 and 1993, respectively.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

          Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

          Real Estate Joint Ventures

          Investments in joint ventures are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions.

          Property

          Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, and other incidental net assets (liabilities). The Partnership's initial carrying value of a property previously subject to a ground lease/mortgage loan arrangement equals the Partnership's carrying value of the predecessor investment on the conversion date.

          Certain tenant leases at the properties provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

          Capitalized Costs

          Maintenance and repair costs are expensed as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

          Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the terms of the mortgage loans or the estimated useful lives of the property.

          Realizability of Real Estate Investments

          The Partnership considers a real estate investment, other than a mortgage loan, to be impaired when it determines the carrying value of the investment is not recoverable through undiscounted cash flows generated from the operations and disposal of the property. Effective January 1, 1995, with its adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121) entitled, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership measures the impairment loss based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss is measured based on the excess of the investment's carrying value over its estimated fair market value less costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of SFAS 121, the impairment loss was measured based on the excess of the investment's carrying value over its net realizable value.

          Prior to 1993, the Managing General Partner determined that the carrying value of the Marathon/Hayward investment should be reduced to net realizable value and reduced the carrying value of this investment accordingly.

          The carrying value of an investment may be greater or less than its current appraised value. At December 31, 1995 and 1994, the appraised value of each of the Partnership's investments exceeded its related carrying value; the aggregate excess was approximately $5,400,000 and $4,800,000, respectively. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

          Ground Leases and Mortgage Loans

          While the related land and loan investments are legally separable, the terms thereof have been negotiated jointly and the general partners evaluate investment performance on a combined basis. They are, therefore, presented together in the accompanying balance sheet and statement of operations.

          Investments in land subject to ground leases are stated at cost, plus accrued revenue on investments which are subject to ownership accounting. Investments in mortgage loans to the related ground lessees are originally stated at cost. If the investment is subject to ownership accounting, cost is adjusted for accrued revenue and an accumulated cost recovery allowance, similar to depreciation. If the mortgage loan is impaired, the carrying amount is periodically adjusted to the estimated market value of the underlying collateral less anticipated costs of sale.

          A loan is considered impaired when it is probable that the Partnership will be unable to collect all amounts due under the contractual terms of the loan agreement. Factors considered in determining whether a loan is impaired include its past due status, fair value of the underlying collateral and economic prospects of the borrower. Changes in the valuation allowance are reported in the Statement of Operations, and revenue is recognized only to the extent of operating cash flow generated by the collateral underlying the loan. (See Note 5.)

          Cash Equivalents and Short-Term Investments

          Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

          The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1995 and 1994, all investments are in commercial paper with less than seven months and one month, respectively, remaining to maturity.

          Deferred Disposition Fees

          According to the terms of the advisory contract, Copley is entitled to disposition fees related to sales of real estate investments. Payment of these fees, however, is contingent upon the limited partners' first receiving their capital, plus stipulated returns thereon. Since inception, the Partnership sold several investments and had accrued disposition fees of $1,116,984 through September 30, 1992. In light of the then current value of the Partnership's remaining investments and the expectations for improvement over the Partnership's investment horizon, the Managing General Partner determined in 1992 that the likelihood of payment of these fees is remote. Accordingly, the previously accrued liability was reduced to zero.

          Income Taxes

          A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

          Per Unit Computations

          Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

Note 3 - Real Estate Joint Ventures
-----------------------------------

          The Partnership has invested in two real estate joint ventures which are organized as general partnerships with a real estate management/development firm. It made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

          The Partnership's venture partners are responsible for day-to-day development and operating activities, although overall authority and responsibility for the businesses is shared by the venturers. The respective real estate management/development firms or their affiliates also provide various services to the joint ventures for a fee.

          270 Technology Center

          Effective January 1, 1988, one of the Partnership's ground lease/mortgage loan investments was converted to a 50% ownership interest in a joint venture with an affiliate of Manekin Corporation. The venture owns and operates three research and development/office buildings in Frederick, Maryland. The Partnership was credited with a capital contribution of $5,960,000, an amount equal to the cost of the land plus the then outstanding principal on the mortgage loan. In addition, during 1988, the Partnership contributed cash of $260,000. The preferential return rate on the capital contributed is 10.50% per annum. Future minimum rents due to the venture under noncancellable operating leases are: $798,733 in 1996; $406,886 in 1997; $260,866 in 1998; $183,375 in
1999; and $140,810 in 2000.

          Bayberry Apartments

          On April 4, 1988, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates to construct and operate a garden apartment community in Gaithersburg, Maryland. The Partnership has a 65% ownership interest and committed to a maximum capital contribution of $14,350,000, and a deficit contribution (characterized as junior capital) of $230,000. The preferential return rate is 10.25% per annum on the capital contributed and the greater of the prime rate plus 2% or 10.25% on the deficit contribution. At December 31, 1995 and 1994, the Partnership had contributed $14,349,983 of its capital commitment, plus $225,957 as a prorata deficit contribution. Sixty-five percent of the Partnership's capital contribution is characterized as "senior" capital. If senior capital is prepaid, the Partnership is entitled to a special distribution intended to preserve the preferential return yield on senior capital through the ninth anniversary of the venture.


Summarized Financial Information
--------------------------------

          The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                            ----------------------

                                                   December 31,
                                          ---------------------------
                                             1995             1994
                                          -----------     -----------
Assets

  Real property, net of accumulated
    depreciation of $4,273,114 and
    $3,697,894, respectively              $15,753,539     $16,188,586
  Other assets                                660,423         664,906
                                          -----------     -----------
                                           16,413,962      16,853,492


Liabilities                                   280,372         198,804
                                          -----------     -----------

Net assets                                $16,133,590     $16,654,688
                                          ===========     ===========

                             Results of Operations
                             ---------------------

                                               Year ended December 31,
                                   ---------------------------------------------
                                      1995             1994             1993
                                   ------------     ------------     ------------
Revenue

  Rental income                     $3,137,936       $3,099,174       $3,004,899
  Other income                           7,501            7,813            7,440
                                    ----------       ----------       ----------
                                     3,145,437        3,106,987        3,012,339
                                    ----------       ----------       ----------

Expenses

  Operating expenses                 1,070,570        1,043,809        1,059,850
  Depreciation and amortization        575,221          582,251          608,164
                                    ----------       ----------       ----------
                                     1,645,791        1,626,060        1,668,014
                                    ----------       ----------       ----------

Net income                          $1,499,646       $1,480,927       $1,344,325
                                    ==========       ==========       ==========


Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.


Note 4 - Property
-----------------

   North Cabot Industrial Park (formerly Marathon/Hayward)

   On November 15, 1994, the Partnership restructured this ground lease/mortgage loan investment into a wholly-owned property, due to the inability of the ground lessee/mortgagee to meet its financial obligations. The Partnership received $85,000 in settlement of the guaranty provided by principals of the ground lessee, which is included in ground rentals and interest on mortgage loans in 1994. The Partnership obtained title to the improvements on the land and to certain other operating assets in full satisfaction of the related mortgage loan and obligations under the ground lease and in consideration of the assumption by the Partnership of certain operating liabilities. The carrying value of the ground lease/mortgage loan investment as of the date of restructuring was allocated to land and buildings. See Note 5 for a description of the investment in ground lease and mortgage loan.

          The following is summary of the Partnership's investment in this property:

                                                       December 31,
                                                --------------------------
                                                    1995          1994
                                                ------------  ------------

   Land                                          $  347,772      $347,772
   Buildings and improvements                     1,021,118       846,184
   Accumulated depreciation and amortization        (58,041)       (2,802)
   Net operating liabilities                        (67,350)       (2,143)
                                                 ----------    ----------
                                                $ 1,243,499    $1,189,011
                                                ===========    ==========


          The buildings are being depreciated over a 25 year period. The minimum future rentals under non-cancelable operating leases are: $98,065 in 1996; $70,685 in 1997; $37,617 in 1998 and $20,321 in 1999.


          Heritage Green Plaza

          On December 17, 1993, the Partnership sold the Heritage Green Shopping Center in Aurora County, Colorado. The total sales price was $2,300,000. After closing costs, the Partnership received proceeds of $2,161,552 and recognized a gain of $24,302 ($.35 per limited partnership unit); however, the carrying value had been reduced by, and a loss recognized for, a total of $3,550,000 in previous years. On January 27, 1994, the Partnership made a capital distribution to the limited partners in the aggregate amount of $2,120,834 ($31 per limited partnership unit).


Note 5 - Investment in Ground Lease and Mortgage Loan
-----------------------------------------------------

          Prior to November 15, 1994, the North Cabot Industrial Park investment was structured as a ground lease/mortgage loan.

          In September 1985, the Partnership acquired land in Hayward, California, for $786,130 and leased it back to the seller. The Partnership also made a nonrecourse permanent mortgage loan of $2,663,870 to the ground lessee to finance the two research and development buildings referred to as Marathon/Hayward. In 1992, the Managing General Partner determined that the carrying value of the Marathon/Hayward investment should be reduced to net realizable value. Accordingly, the carrying value was reduced by $1,500,000. The carrying value had been previously reduced by $775,000 as a result of an earlier estimate of recoverability.

          With the determination that the loan was impaired as of January 1, 1993, the Partnership recognized revenue to the extent of the operating cash flow generated by the collateral underlying the loan of $45,858 and $55,029 in 1994 and 1993, respectively. Further, a valuation allowance was established to adjust the carrying value of the loan to its estimated fair market value. The carrying value of the impaired mortgage loan at November 15, 1994 was $797,707, which had been reduced by a valuation allowance of $225,000, charged to operations in 1993.


Note 6 - Mortgage Loan Investment Sold
--------------------------------------

          The Partnership had an investment in two mortgage loans secured by an apartment complex referred to as Jonathan's Keepe located in Reston, Virginia. The property was sold on December 23, 1992 and the entire net proceeds were received by the Partnership in full satisfaction of its mortgage loans and accrued interest. On January 28, 1993, the Partnership made a capital distribution to limited partners in the aggregate amount of $11,630,380 ($170 per limited partnership unit). During 1993, upon final settlement of sale contingencies, the Partnership received an additional $119,447 which was classified as interest on mortgage loans.

Note 7 - Income Taxes
---------------------

          The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                             Year ended December 31,
                                  -------------------------------------------
                                       1995          1994            1993
                                  -----------    ------------    ------------
Net income per financial
 statements                       $1,287,403     $ 1,360,923     $ 1,218,694
Timing differences:
 Joint venture earnings              (94,384)        (99,457)        (89,558)
 Depreciation and amortization        28,223          (1,241)         (6,030)
 Property sales and operations        (3,313)          4,939      (2,708,452)
 Expenses                              3,188          (1,164)          9,342
 Interest on mortgage loan               -        (2,252,242)        216,510
 Valuation allowances                    -               -           225,000
                                  -----------    ------------    ------------

Taxable income (loss)             $1,221,117     $  (988,242)    $(1,134,494)
                                  ===========    ============    ============

Note 8 - Partners' Capital
--------------------------

          Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.


          Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $982.14 during 1987, to $946.14 during 1988, to $796.14 during 1989, to $694.14 during
1992, to $524.14 during 1993, and to $493.14 during 1994 as a result of return of capital from sale transactions. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 9 - Subsequent Event
-------------------------

          Distributions of cash from operations relating to the quarter ended December 31, 1995 were made on January 25, 1996 in the aggregate amount of $425,687 ($6.16 per limited partnership unit).

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                   SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION                                                SCHEDULE III
                               DECEMBER 31, 1995


                                                                               Costs Capitalized           Gross amount at which
                                      Initial Cost(s)                       Subsequent to Acquisition    Carried at Close of Period
                                    ------------------------------------  ----------------------------  ---------------------------

                                                                                           Changes in
                                                 Buildings &     Other                       Other                     Buildings &
Description                            Land     Improvements  Net Assets   Improvements    Net Assets      Land      Improvements
----------------------------------  ----------  ------------  ----------  --------------  ------------  -----------  -------------
Research and Development              347,772             0            0       1,021,118      (67,350)      347,772       1,021,118
  Hayward, California (see Note A)

                                    -----------------------------------------------------------------------------------------------
               Sub-Total             $347,772            $0           $0      $1,021,118     ($67,350)     $347,772      $1,021,118
                                    -----------------------------------------------------------------------------------------------

                                                       Accumulated        Date of           Date           Depreciable
Description                              Total         Depreciation     Construction      Acquired           Life
----------------------------------  --------------------------------  ----------------  ------------    --------------
Research and Development                   1,301,540         (58,041)    Completed       (03/20/89)       25 Years
  Hayward, California (see Note A)                                                           on
                                                                                          11/15/94
                                                                                        converted to
                                                                                        wholly-owned

                                    -------------------------------------
               Sub-Total                  $1,301,540        ($58,041)
                                    -------------------------------------

                              (A)   Reconciliation of Real Estate owned:

                                    Beginning balance, January 1, 1995                       $1,191,813

                                    Investment in property                                      174,934

                                    Increase (decrease) in working capital                      (65,207)
                                                                                           -------------

                                    Ending balance, December 31, 1995                        $1,301,540
                                                                                           =============



                                    Accumulated Depreciation January 1, 1995                    ($2,802)

                                    Depreciation Expense - 1995                                 (55,239)
                                                                                           -------------

                                    Accumulated Depreciation December 31, 1995                 ($58,041)
                                                                                           =============

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION    SCHEDULE III (Continued)
                               DECEMBER 31, 1995


                                                                                                       Costs Capitalized
                                                            Initial Cost(s)                       Subsequent to Acquisitions
                                            ---------------------------------------------------   ----------------------------


                                             Encum-                              Buildings &
Description                                  brances            Land            Improvements         Improvements
---------------------------------------     ---------      --------------      -------------      -----------------
50% interest in 270 Technology
Park.  Owners of three research and        ______________________________________________________    See Note B
development builidings in Frederick,
Maryland


65% interest in Bayberry Assoc.
Owners of nine apartment buildings         ______________________________________________________    See Note B
in Gaithersburg, Maryland
                                           __________________________________________________________________________________
                   Sub-Total

Total Real Estate and Joint Ventures       ==================================================================================


                                                             Gross amount at which
                                                           Carried at Close of Period
                                                           -------------------------------------


                                          Carrying                              Buildings &                     Accumulated
Description                                Costs                Land            Improvements       Total        Depreciation
-------------------------------------  ---------------     --------------      --------------     -------      --------------
50% interest in 270 Technology
Park.  Owners of three research and    __________________________________________________________   6,327,493        --
development builidings in Frederick,
Maryland


65% interest in Bayberry Assoc.
Owners of nine apartment buildings     __________________________________________________________  11,788,509        --
in Gaithersburg, Maryland
                                       ____________________________________________________________________________________________
                   Sub-Total                                                                       18,116,002

Total Real Estate and Joint Ventures                                                              $19,417,542           ($58,041)
                                       ============================================================================================

                                              Date of                   Date                  Depreciable
                                           Construction                Acquired                  Life
                                           -------------        -----------------------     ---------------
50% interest in 270 Technology                                        (08/29/87)              30/15 Years
Park. Owners of three research and              --                        on
development buildings in Frederick,                                    01/01/88
Maryland                                                             converted to
                                                                    joint venture

65% interest in Bayberry Assoc.
Owners of nine apartment buildings
in Gaithersburg, Maryland                       --                     04/04/88               30/15 Years


                    NEW ENGLAND LIFE PENSION PROPERTIES III

                            NOTE B TO SCHEDULE III


                                                                                              Cash           Amortization Of
                                               Balance         Deferred      Equity In       Received           Acquisition
                             Percent Of     At Beginning       Interest      Income/           From            Fees Paid
     Description             Ownership         Of Year        Receivable      (Loss)       Joint Ventures     To Advisor (Net)
-------------------------    ---------     ---------------   ------------- ------------  -----------------  ------------------
270 Technology Park              50%           6,405,336           0          624,021         (698,676)           (3,188)

Bayberry Associates              65%          12,269,227           0          875,625       (1,350,067)           (6,276)
                                           ---------------   ------------- ------------  -----------------  ------------------

                                              18,674,563           0       1 ,499,646       (2,048,743)           (9,464)
                                           ===============   ============= ============  =================  ==================

                                                Balance
                                                 At End
                                                Of Year
                                           ---------------
270 Technology Park                            6,327,493

Bayberry Associates                           11,788,509
                                           ---------------

                                              18,116,002
                                           ===============

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT

                              BAYBERRY ASSOCIATES

                          DECEMBER 31, 1995 AND 1994

                             FINANCIAL STATEMENTS
                                  INDEX NO.2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                             0F BAYBERRY ASSOCIATES


                                                                          PAGE #

Independent Auditors' Report of Reznick Redder & Silverman..............

Balance Sheet - December 31, 1995 and 1994..............................

Statement of Operations - For the Years ended
 December 31, 1995, 1994 and 1993.......................................

Statements of Changes in Partners' Equity - For the Years ended
 December 31, 1995, 1994 and 1993.......................................

Statements of Cash Flows - For the Years ended
 December 31, 1995, 1994 amd 1993.......................................

Notes to Financial Statements...........................................

                  [LETTERHEAD OF REZNICK FEDDER & SILVERMAN]


                         INDEPENDENT AUDITORS' REPORT



To the Partners
Bayberry Associates

     We have audited the accompanying balance sheets of Bayberry Associates as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayberry Associates as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                           /s/ Reznick Fedder & Silverman



Baltimore, Maryland
January 20, 1996

                              Bayberry Associates

                                BALANCE SHEETS

                          December 31, 1995 and 1994

                                    ASSETS

                                           1995         1994
                                        -----------  -----------
INVESTMENT IN REAL ESTATE
  Land                                  $ 3,754,558  $ 3,754,558
  Building and improvements               8,503,711    8,483,956
  Personal property                         778,494      778,494
                                         ----------   ----------

                                         13,036,763   13,017,008
  Less accumulated depreciation           3,073,078    2,663,450
                                         ----------   ----------

                                          9,963,685   10,353,558

OTHER ASSETS
  Cash                                      286,249      255,524
  Tenants' security deposits                 37,045       39,462
  Tenants' accounts receivable                7,410        7,613
  Prepaid expenses                          105,671      111,609
                                         ----------   ----------

                                        $10,400,060  $10,767,766
                                         ==========   ==========

                       LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses   $    53,815  $     8,480
Deferred rental income                      116,003       93,747
Accrued preferred return                  2,122,073    1,806,043
Accrued guaranteed payments               1,142,655      972,485
Tenants' security deposits payable           36,481       39,462
Due to affiliates                            31,331       17,204
                                         ----------   ----------

                                          3,502,358    2,937,421

PARTNERS' EQUITY                          6,897,702    7,830,345
                                         ----------   ----------

                                        $10,400,060  $10,767,766
                                         ==========   ==========


                       See notes to financial statements

                              Bayberry Associates

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1995, 1994 and 1993



                                       1995        1994        1993
                                    ----------  ----------  ----------
Revenue
  Rent                              $2,118,199  $2,077,798  $2,001,526
  Other lease related income            50,757      63,219      72,605
  Interest                               4,909       4,560       6,773
                                     ---------   ---------   ---------

                                     2,173,865   2,145,577   2,080,904
                                     ---------   ---------   ---------

Expenses
  Furnished apartment expense           23,253      13,478      18,439
  Advertising and promotion             58,534      41,052      45,074
  Salaries                             208,734     203,728     181,764
  Administrative                        47,552      46,202      37,293
  Management fee                        75,271      74,700      72,186
  Maintenance                          190,717     202,452     201,096
  Utilities                             67,098      56,206      77,606
  Real estate taxes                    196,901     197,861     192,608
  Insurance                             20,551      18,768      17,327
  Depreciation                         409,629     413,734     423,458
  Amortization                               -      11,402      34,203
  Guaranteed payments                  632,894     615,462     591,935
                                     ---------   ---------   ---------

                                     1,931,134   1,895,045   1,892,989
                                     ---------   ---------   ---------

          EXCESS OF REVENUE OVER
            EXPENSES                $  242,731  $  250,532  $  187,915
                                     =========   =========   =========


                       See notes to financial statements

                              Bayberry Associates

                        STATEMENTS OF PARTNERS' EQUITY

                 Years ended December 31, 1995, 1994 and 1993


                              Christopher
                                Bozzuto       New England
                                Limited      Life Pension
                              Partnership   Properties III      Total
                              -----------   --------------   ------------
Partners' equity,
  (deficit), December
  31, 1992                    $ (345,536)     $ 9,999,820    $ 9,654,284

Distributions                    (17,422)      (1,101,964)    (1,119,386)

Excess of revenue over
  expenses                        17,422          170,493        187,915
                               ---------       ----------     ----------

Partners' equity
  (deficit), December
  31, 1993                      (345,536)       9,068,349      8,722,813

Distributions                    (22,884)      (1,120,116)    (1,143,000)

Excess of revenue over
  expenses                        22,884          227,648        250,532
                               ---------       ----------     ----------

Partners' equity
  (deficit), December
  31, 1994                      (345,536)       8,175,881      7,830,345

Distributions                    (15,527)      (1,159,847)    (1,175,374)

Excess of revenue over
  expenses                        15,527          227,204        242,731
                               ---------       ----------     ----------

Partners' equity
  (deficit), December
  31, 1995                    $ (345,536)     $ 7,243,238    $ 6,897,702
                               =========       ==========     ==========


                       See notes to financial statements

                              Bayberry Associates

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1995, 1994 and 1993


                                                        1995        1994        1993
                                                     ----------  ----------  ----------
Cash flows from operating activities
  Excess of revenue over expenses                    $ 242,730   $ 250,532   $ 187,915
  Adjustments to reconcile excess of
  revenue over expenses to net cash
  provided by operating activities
    Depreciation                                       409,629     413,734     423,458
    Amortization                                            -       11,402      34,203
    Changes in assets and liabilities
      Decrease (increase) in tenants'
        accounts receivable                                203       3,110      (7,591)
      Increase (decrease) in prepaid
        expenses                                         5,938      (6,682)     (1,129)
      Increase (decrease) in accounts
        payable                                         45,335     (17,747)         13
      Increase (decrease) in deferred
        rental income                                   22,256        (247)     (6,760)
      Increase in accrued guaranteed
        payments                                       170,171     157,651     142,401
      Increase (decrease) in due to
        affiliate                                       14,127      (2,206)        993
      Net security deposits (paid)
        received                                          (565)      1,339       6,962
                                                     ---------   ---------   ---------

       Net cash provided by operating
         activities                                    909,824     810,886     780,465
                                                     ---------   ---------   ---------

Cash flows from investing activities
  Purchase of fixed assets                             (19,755)         -           -
                                                     ---------   ---------   ---------

       Net cash used in investing
         activities                                    (19,755)         -           -
                                                     ---------   ---------   ---------

Cash flows from financing activities
  Distributions paid to partners                      (859,344)   (913,929)   (837,504)
                                                     ---------   ---------   ---------

       Net cash used in financing
         activities                                   (859,344)   (913,929)   (837,504)
                                                     ---------   ---------   ---------

       NET INCREASE (DECREASE) IN CASH                  30,725    (103,043)    (57,039)

Cash, beginning                                        255,524     358,567     415,606
                                                     ---------   ---------   ---------

Cash, ending                                        $  286,249  $  255,524  $  358,567
                                                     =========   =========   =========

Supplemental disclosure of cash flow
information
  Cash paid during the year for guaranteed
    payments                                        $  462,724  $  457,811  $  427,690
                                                     =========   =========   =========

                       See notes to financial statements

                             Bayberry Associates

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1995, 1994 and 1993



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

  The Partnership was formed as a general partnership under the laws of the State of Maryland on April 4, 1988, for the purpose of constructing, owning and operating a rental housing project. The project consists of 230 units located in Montgomery County, Maryland and is operating as Bayberry Apartments. All leases between the Partnership and tenants of the property are operating leases.

  Use of Estimates
  ----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Investment in Real Estate
  -------------------------

  Investment in real estate is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using accelerated methods.

  Rental Income
  -------------

  Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

  Income Taxes
  ------------

  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

                             Bayberry Associates

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1995, 1994 and 1993


NOTE B - RELATED PARTY TRANSACTIONS

  Management Fee
  --------------

  The Partnership is required to pay a management fee to Bozzuto Management Company, an affiliate of Christopher Bozzuto Limited Partnership, a general partner, in an amount equal to 3.5% of gross receipts collected. Management fees of $75,271, $74,700, and $72,186 were expensed in 1995, 1994, and 1993, respectively. At December 31, 1995, $6,238 remains unpaid, while $6,317 was unpaid as of December 31, 1994.

  Expenses Incurred and Reimbursed to Affiliates
  ----------------------------------------------

  The Partnership reimburses payroll and other costs incurred by Bozzuto & Associates, Inc. and Subsidiaries, affiliates of Christopher Bozzuto Limited Partnership, a general partner, for various administrative and operating costs relating to the project. During 1995, 1994, and 1993, $229,285, $222,496, and
  $176,415 were incurred, respectively. At December 31, 1995, $25,093 remains unpaid, while $10,887 was unpaid as of December 31, 1994.

NOTE C - PARTNERS' EQUITY

  The acquisition and development of the project was funded by capital contributions from New England Life Pension Properties III (NELP), a general partner, in the cumulative amount of $14,350,000, which consisted of senior and junior capital of $9,327,500 and $5,022,500, respectively. The Partnership agreement provides for both a "Senior and Junior Priority Return," on the outstanding capital, on a monthly basis, which is calculated at the rate of 10.25% per annum on the outstanding capital. The Priority Returns are payable monthly from Operating Cash Flow as defined in the Partnership agreement, however, (a) to the extent the full amount of the Senior Priority Return cannot be made from such sources on a monthly basis, an amount thereof equal to a 10.25% per annum cumulative return on the Senior Invested Capital may accrue, and such accruals shall bear interest at the rate of 10.25% per annum compounded monthly and (b) to the extent the full amount of the Junior Priority Return cannot be made from such sources on a monthly basis, the amount

                              Bayberry Associates

                         NOTES TO FINANCIAL STATEMENTS

                         December 31, 1995, 1994 and 1993


NOTE C - PARTNERS' EQUITY (Continued)

  of the Junior Priority Return may accrue and such accruals shall bear interest at the rate of 10.25% per annum compounded monthly. To the extent the Senior Priority Return is required to be paid currently (and may not be accrued), it will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions. These Deficit Contributions and Default Capital Contributions accrue a return (Deficit Preferred Return) equal to the greater of NationsBank's prime rate plus 2% (10.5% at December 31, 1995) or 10.25% per annum. As of December 31, 1995 and 1994, NELP and Christopher Bozzuto Limited Partnership had made deficit capital contributions in the amounts of $225,956 and $122,500, respectively.

  At December 31, 1995 and 1994, the accrued Junior Priority Return (including accrued interest of $658,133 and $377,128, respectively) due totaled $3,019,186 and $2,549,364, respectively, while the Senior Priority Return due totaled $ - 0 - and $ - 0 -, respectively. The Senior Priority Return was paid in full during 1995 and 1994. The accrued Deficit Preferred Return payable to NELP and Christopher Bozzuto Limited Partnership at December 31, 1995 was $143,427 and $96,938, respectively, and at December 31, 1994 was $148,843 and $80,321, respectively.


NOTE D - RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN

  The following is a reconciliation of the excess of revenue over expenses and partners' equity per the financial statements to the tax basis excess of revenue over expenses and partners' equity for the years ended December 31, 1995, 1994 and 1993.

                                       1995         1994          1993
                                   ------------  ------------  ------------
      Excess of revenue over
        expenses (financial
        statement basis)            $  242,731   $  250,532    $  187,915
      Deferred rental income            22,257         (247)       (6,760)
      Real estate tax deduction
        under IRS Code Section
        461                              6,775       (5,882)          723
                                     ---------    ---------     ---------

            Tax basis               $  271,763   $  244,403    $  181,878
                                     =========    =========     =========

                              Bayberry Associates

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1995, 1994 and 1993






NOTE D - RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN
         (Continued)

                                     1995         1994         1993
                                  -----------  -----------  -----------
     Partners' equity (finan-
      cial statement basis)       $6,897,702   $7,830,345   $8,722,813
     Deferred rental income          116,004       93,747       93,994
     Real estate tax deduction
      under IRS Code Section
      461                            (95,050)    (101,825)     (95,943)
                                   ---------    ---------    ---------

       Tax basis                  $6,918,656   $7,822,267   $8,720,864
                                   =========    =========    =========

                              MORF ASSOCIATES III
                       (A MARYLAND GENERAL PARTNERSHIP)

                               FINANCIAL REPORT

                               DECEMBER 31, 1995

                             FINANCIAL STATEMENTS
                                  INDEX NO. 3

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                            OF MORF ASSOCIATES III

                                                                            Page #
    Independent Auditor's Report of Wolpoff & Company, LLP.................

    Balance Sheet - December 31, 1995 and 1994.............................

    Statement of Income - For the Years ended December 31,
     1995, 1994 and 1993...................................................

    Statement of Changes in Partners' Capital - For the Years ended
     December 31, 1995, 1994 and 1993......................................

    Statement of Cash Flows - For the Years ended December 31, 1995,
     1994 and 1993.........................................................

    Notes to Financial Statements..........................................

                       [LETTERHEAD OF WOLPOFF & COMPANY]

To the Partners
MORF Associates III
   (A Maryland General Partnership)
Columbia, Maryland


             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
             ----------------------------------------------------


We have audited the balance sheet of MORF Associates III (A Maryland General Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MORF Associates III (A Maryland General Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                          /s/ WOLPOFF & COMPANY, LLP
                                          WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 24, 1996

                              MORF ASSOCIATES III
                              -------------------

                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------
                                                                         December 31,
                                                                -----------------------------

                                                                    1995            1994
                                                                -------------  --------------
PROPERTY, AT COST - Note 1
  Buildings and Improvements                                     $6,429,154      $6,350,039
  Land                                                              247,652         247,649
  Deferred Leasing Costs                                            313,084         271,784
                                                                -------------  --------------
                                                                  6,989,890       6,869,472
  Less Accumulated Depreciation and Amortization                  1,200,036       1,034,444
                                                                -------------  --------------

        PROPERTY, NET                                             5,789,854       5,835,028
                                                                -------------  --------------

OTHER ASSETS
  Cash and Cash Equivalents - Note 1                                 20,325         120,087
  Receivable from Tenants                                           106,062          67,159
  Deferred Rent Receivable - Note 1                                 120,348          59,597
  Less Allowance for Doubtful Accounts                              (25,000)             -0-
                                                                -------------  --------------
                                                                    201,410         126,756
                                                                -------------  --------------

  Prepaid Expenses                                                    2,313           3,855
                                                                -------------  --------------

        TOTAL OTHER ASSETS                                          224,048         250,698
                                                                -------------  --------------


                                                                 $6,013,902      $6,085,726
                                                                =============  ==============


                          LIABILITIES AND PARTNERS' CAPITAL
                          ---------------------------------

LIABILITIES
  Accounts Payable and Accrued Expenses                          $    1,851      $    9,450
  Tenant Security Deposits                                           40,891          30,461
                                                                -------------  --------------

        TOTAL LIABILITIES                                            42,742          39,911

PARTNERS' CAPITAL - Note 2                                        5,971,160       6,045,815
                                                                -------------  --------------

                                                                 $6,013,902      $6,085,726
                                                                =============  ==============

__________

The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                                           Year Ended December 31,
                                                                -------------------------------------------

                                                                    1995          1994             1993
                                                                -------------  ------------     -----------
REVENUE
     Gross Rent Potential - Notes 1 and 5                          $ 876,371     $ 876,157        $ 874,794
     Less Vacancies                                                   22,445        49,636          110,691
                                                                ------------   -----------      -----------
      Net Rental Income                                              853,926       826,521          764,103
     Expense Reimbursements from Tenants                             115,054       131,636          166,665
     Other Income                                                      2,592         3,253              667
                                                                ------------   -----------      -----------

         TOTAL REVENUE                                               971,572       961,410          931,435
                                                                ------------   -----------      -----------

OPERATING EXPENSES
       Property Taxes                                                 70,700        69,504           72,364
       Building and Grounds Maintenance                               32,535        44,151           59,808
       Utilities                                                      12,049        23,921           35,011
       Management Fees - Note 3                                       25,718        29,554           26,168
       General and Administrative                                     10,161        16,101           17,560
       Insurance                                                       5,796         5,603            5,546
       Bad Debt Expense                                               25,000           528              -0-
                                                                ------------   -----------      -----------

         TOTAL OPERATING EXPENSES                                    181,959       189,362          216,457
                                                                ------------   -----------      -----------

OPERATING INCOME                                                     789,613       772,048          714,978

DEPRECIATION AND AMORTIZATION                                        165,592       157,115          150,503
                                                                ------------   -----------      -----------

NET INCOME - Note 4                                                $ 624,021     $ 614,933        $ 564,475
                                                                ============   ===========      ===========

__________

The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                        STATEMENT OF PARTNERS' CAPITAL
                        ------------------------------


                                                           Year Ended December 31,
                                              ------------------------------------------------

                                                   1995             1994             1993
                                              --------------   --------------   --------------
CAPITAL CONTRIBUTIONS                           $6,220,001       $6,220,001       $6,220,001

CAPITAL PLACEMENT FEE - Note 1                     (50,515)         (50,515)         (50,515)
                                              --------------   --------------   --------------
                                                 6,169,486        6,169,486        6,169,486
                                              --------------   --------------   --------------

ACCUMULATED INCOME
  Prior Years                                    4,240,244        3,625,311        3,060,836
  Current Year                                     624,021          614,933          564,475
                                              --------------   --------------   --------------
                                                 4,864,265        4,240,244        3,625,311
                                              --------------   --------------   --------------

DISTRIBUTIONS - Note 2
  Prior Years                                   (4,363,915)      (3,685,814)      (3,413,689)
  Current Year                                    (698,676)        (678,101)        (272,125)
                                              --------------   --------------   --------------
                                                (5,062,591)      (4,363,915)      (3,685,814)
                                              --------------   --------------   --------------

TOTAL PARTNERS' CAPITAL                         $5,971,160       $6,045,815       $6,108,983
                                              ==============   ==============   ==============

_________

The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                                       Year Ended December 31,
                                                                       ---------------------------------------------------

                                                                            1995              1994                1993
                                                                       -------------     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $  624,021        $  614,933          $  564,475
                                                                       -------------     -------------       -------------
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
     Depreciation and Amortization                                         165,592           157,115             150,503
     Change in Deferred Rent Receivable                                    (60,751)            1,222              (3,634)
     Change in Receivable from Tenants, Net of Allowance                   (13,903)           11,946             (44,010)
     Decrease in Prepaid Expenses                                            1,542             1,444               9,837
     Change in Accounts Payable                                             (7,600)           (8,858)             10,740
                                                                       -------------     -------------       -------------
      Total Adjustments                                                     84,880           162,869             123,436
                                                                       -------------     -------------       -------------

       Net Cash Provided by Operating Activities                           708,901           777,802             687,911
                                                                       -------------     -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in Tenant Security Deposits                                        10,430            (1,620)              7,156
  Additions to Property                                                    (79,117)          (56,997)           (250,897)
  Leasing Commissions                                                      (41,300)          (14,453)           (101,122)
                                                                       -------------     -------------       -------------

       Net Cash Used by Investing Activities                              (109,987)          (73,070)           (344,863)
                                                                       -------------     -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners                                               (698,676)         (678,101)           (272,125)
                                                                       -------------     -------------       -------------

NET (DECREASE) INCREASE
  IN CASH AND CASH EQUIVALENTS                                             (99,762)           26,631              70,923

CASH AND CASH EQUIVALENTS, BEGINNING                                       120,087            93,456              22,533
                                                                       -------------     -------------       -------------


CASH AND CASH EQUIVALENTS, ENDING                                       $   20,325        $  120,087          $   93,456
                                                                       =============     =============       =============


__________

The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------
         MORF Associates III (A Maryland General Partnership) was formed on January 1, 1988, under the Maryland Uniform Partnership Act. The land and buildings were conveyed to the Partnership by M.O.R.F. III Associates Limited Partnership, a general partner. The buildings were in service and partially leased on the date conveyed.

         Cash and Cash Equivalents
         -------------------------
         The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

         The majority of the Partnership's cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Periodically during the year, the balance may have exceeded the FDIC limitation.

         Rental Income
         -------------
         Rental income for the major leases is being recognized on a straight-line basis over the terms of the leases. The excess of the rental income recognized over the amount stipulated in the lease is shown as deferred rent receivable.

         Property
         --------
         The Partnership owns and operates 3 office buildings in Frederick, Maryland containing approximately 86,300 square feet of leasable area.

         All property is recorded at cost. Information regarding the buildings is as follows:

                                                          Occupancy at
                                               --------------------------------
                          Square
           Building        Feet     Tenants     12/31/95    12/31/94    12/31/93
         ------------   ---------  ---------   ----------  ----------  ----------

               C           45,800   Multiple        100%         97%         93%
               D           11,700   Multiple         88%         75%         81%
               E           28,800   Multiple        100%        100%        100%
                        ---------              ----------  ----------  ----------

                           86,300                    98%         96%         94%
                        =========              ==========  ==========  ==========

         Depreciation
         ------------
         Building costs and tenant improvements are being depreciated using the straight-line method over the estimated useful lives of 50 years.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------

Note 1 - Amortization
         ------------
(Cont.) Deferred leasing costs of $271,784 are being amortized over a period of 3 to 5 years.

         Income Taxes
         ------------
         Partnerships, as such, are not subject to income taxes. The individual partners are required to report their respective share of partnership income or loss and other tax items on their individual income tax returns.

         Capital Placement Costs
         -----------------------
         Costs incurred for arranging the Partnership's entity have been treated as a reduction of partners' capital.

Note 2 - PARTNERS' CAPITAL

         Capital Investment
         ------------------
         New England Life Pension Properties III (NELPP III) has provided equity of $6,220,000 to the Partnership. NELPP III is entitled to a cumulative priority return of 10.5% compounded monthly on its investment.

         During 1995, 1994 and 1993, $698,676, $678,101 and $272,125,
         respectively, was paid to NELPP III under this agreement. As of December 31, 1995, 1994 and 1993, unpaid priority returns amounted to $560,857, $547,713 and $511,030, respectively.

Note 3 - RELATED PARTY TRANSACTIONS

         Management Fees
         ---------------
         The Partnership has entered into an agreement with Manekin Corporation, an affiliated entity, to act as management agent for the property. The management agreement provides for fees equal to 3% of rent and tenant expense billings.

         Leasing Commissions
         -------------------
         Leasing commissions of $35,961, $15,212 and $32,790 were paid to Manekin Corporation during the years ended December 31, 1995, 1994 and 1993, respectively.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------

Note 4 - TAX ACCOUNTING

         Tax accounting differs from financial accounting as follows:

                                                    Current         Prior
                                                      Year          Years            Total
                                                  -----------   -------------    --------------
          Financial Statement Income                $624,021      $4,240,244       $4,864,265
          Additional Depreciation                    (73,679)       (483,877)        (557,556)
          Deferred Rental
             Income Not Subject to Tax               (60,751)        (59,597)        (120,348)
          Prepaid Property Taxes                       1,542          (1,542)              -0-
          Allowance for Doubtful Accounts             25,000              -0-          25,000
                                                  -----------   -------------    --------------


          Taxable Income                            $516,133      $3,695,228       $4,211,361
                                                  ===========   =============    ==============

Note 5 - LEASES

         The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1995:

                              Year Ending December 31,    1996    $  798,733
                                                          1997       406,886
                                                          1998       260,866
                                                          1999       183,375
                                                          2000       140,810
                                                              --------------

                                                                  $1,790,670
                                                              ==============

To the Partners
MORF Associates III
   (A Maryland General Partnership)
Columbia, Maryland


           INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION
           ---------------------------------------------------------


Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information contained on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.


                                          /s/ Wolpoff & Company, LLP
                                          WOLPOFF & COMPANY, LLP



Baltimore, Maryland
January 24, 1996

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         SCHEDULE OF PARTNERS' CAPITAL
                         -----------------------------

                         YEAR ENDED DECEMBER 31, 1995
                         ----------------------------

                                                                      M.O.R.F. III
                                                New England            Associates
                                               Life Pension             Limited
                                              Properties III          Partnership           Total
                                          -----------------------  -----------------  ----------------
OWNERSHIP PERCENTAGE                               50%                    50%               100%
                                            ===================        ==========     ================
CAPITAL CONTRIBUTIONS                             $6,220,000           $       1         $ 6,220,001


CAPITAL PLACEMENT FEE                                (50,515)                 -0-            (50,515)
                                            -------------------        ----------     ----------------
                                                   6,169,485                   1           6,169,486
                                            -------------------        ----------     ----------------

ACCUMULATED INCOME
  Prior Years                                      4,105,244             135,000           4,240,244
  Current Year                                       624,021                  -0-            624,021
                                            -------------------        ----------     ----------------
                                                   4,729,265             135,000           4,864,265
                                            -------------------        ----------     ----------------
DISTRIBUTIONS - Note 2
  Prior Years                                     (4,228,915)           (135,000)         (4,363,915)
  Current Year                                      (698,676)                 -0-           (698,676)
                                            -------------------        ----------     ----------------
                                                  (4,927,591)           (135,000)         (5,062,591)
                                            -------------------        ----------     ----------------

TOTAL PARTNERS' CAPITAL                           $5,971,159           $       1         $ 5,971,160
                                            ===================        ==========     ================

__________

See Independent Auditor's Report on Supplementary Information.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1995
                         ----------------------------

                                                                      M.O.R.F. III
                                                New England            Associates
                                                Life Pension            Limited
                                               Properties III         Partnership           Total
                                          -----------------------  -----------------  ----------------
OWNERSHIP PERCENTAGE                               50%                    50%               100%
                                            ===================        ==========     ================
CAPITAL CONTRIBUTIONS                             $6,220,000           $       1         $ 6,220,001


CAPITAL PLACEMENT FEE                                (50,515)                 -0-            (50,515)
                                            -------------------        ----------     ----------------
                                                   6,169,485                   1           6,169,486
                                            -------------------        ----------     ----------------

ACCUMULATED INCOME
  Prior Years                                      3,560,228             135,000           3,695,228
  Current Year                                       516,133                  -0-            516,133
                                            -------------------        ----------     ----------------
                                                   4,076,361             135,000           4,211,361
                                            -------------------        ----------     ----------------
DISTRIBUTIONS - Note 2
  Prior Years                                     (4,228,915)           (135,000)         (4,363,915)
  Current Year                                      (698,676)                 -0-           (698,676)
                                            -------------------        ----------     ----------------
                                                  (4,927,591)           (135,000)         (5,062,591)
                                            -------------------        ----------     ----------------

TOTAL PARTNERS' CAPITAL                           $5,318,255           $       1         $ 5,318,256
                                            ===================        ==========     ================

__________

See Independent Auditor's Report on Supplementary information.

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW ENGLAND LIFE PENSION PROPERTIES III;
                                     A REAL ESTATE LIMITED PARTNERSHIP



Date:   March  11,   1996            By:    /s/ Joseph W. O'Connor
              ------                        -------------------------
                                            Joseph W. O'Connor
                                            President of the
                                            Managing General Partner



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                    Title                               Date
   ---------                    -----                               ----
                             President, Principal
                             Executive Officer and
                             Director of the
 /s/  Joseph W. O'Connor     Managing General Partner         March 11   , 1996
-------------------------                                          ------
      Joseph W. O'Connor

                             Principal Financial and
                             Accounting Officer of the
 /s/  Daniel C. Mackowiak    Managing General Partner         March 11   , 1996
----------------------------                                       ------
      Daniel C. Mackowiak


                             Director of the
 /s/  Daniel J. Coughlin     Managing General Partner         March 11   , 1996
----------------------------                                       ------
      Daniel J. Coughlin


                             Director of the
 /s/  Peter P. Twining       Managing General Partner         March 11   , 1996
----------------------                                             ------
      Peter P. Twining

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                             PAGE
NUMBER                         EXHIBIT                             NUMBER
-------                        -------                             ------
4.         Amended and Restated Agreement of Limited
           Partnership of New England Life Pension
           Properties III; A Real Estate Limited Partnership
           (filed as Exhibit 28A to Form 8-K dated July 15,
           1985, as filed with the Commission on July 16,
           1985).                                                     *

10A.       Form of Escrow Deposit Agreement among the
           Registrant, NEL Equity Services Corporation and
           The Bank of Boston (filed as Exhibit 10A to the
           Registrant's Registration Statement on Form S-11,
           file no. 2-94351 (the "Registration Statement").           *

10B.       Form of Advisory Contract between the Registrant
           and Copley Real Estate Advisors, Inc. (filed as
           Exhibit 10B to the Registration Statement).                *

10C.       Letter dated June 27, 1985 from Copley Real
           Estate Advisors, Inc. on behalf of the Registrant
           to Norris, Beggs & Simpson, the Developer.                 *

10D.       Lease dated August 29, 1985 by and between the
           Registrant and NBS No. VI, a California Limited
           Partnership.                                               *

10E.       Memorandum of Ground Lease dated as of August 29,
           1985 by and between the Registrant and NBS No.
           VI, a California Limited Partnership.                      *

10F.       Promissory Note dated August 29, 1985 in the
           principal amount of $2,663,870 from NBS No. VI to
           the Registrant.                                            *

10G.       Deed of Trust and Security Agreement dated as of
           August 29, 1985 among NBS No. VI, as Grantor,
           Santa Clara Land Title Company, as Trustee, and
           the Registrant, as Beneficiary.                            *

10H.       Loan Agreement dated August 29, 1985 in the
           amount of $2,663,870 between NBS No. VI and the
           Registrant.                                                *

10I.       Ground Lease dated as of November 1, 1985 by and
           between the Registrant, as Landlord and Vance
           Charles Mape and Vance Charles Mape III, as
           Tenant.                                                    *

10J.       Construction Loan Agreement dated November 11,
           1985 between Vance Charles Mape and Vance Charles
           Mape III, and the Registrant.                              *

10K.       Promissory Note dated November 11, 1985 between
           Vance Charles Mape and Vance Charles Mape III and
           the Registrant.                                            *


*Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                PAGE
NUMBER                        EXHIBIT                                 NUMBER
-------                       -------                                 ------

10L.      Deed of Trust, Assignment of Rents and Security
          Agreement dated November 11, 1985 by Vance Charles
          Mape and Vance Charles Mape III, Trustor, to Ticor
          Title Insurance Company, Trustee, for the
          Registrant, Beneficiary.                                       *

10M.      Joint Venture Agreement dated as of January 31, 1986
          by and between the Registrant and Santa Fe Springs
          Corporate Center Partnership.                                  *

10N.      Promissory Note dated December 30, 1985 in the
          principal amount of $4,750,000 by Heritage Green
          Associates, a Colorado general partnership to the
          Registrant.                                                    *

10O.      Deed of Trust and Security Agreement dated December
          30, 1985, made by Heritage Green Associates for the
          benefit of the Registrant.                                     *

10P.      Ground Lease dated December 30, 1985, between the
          Registrant, Landlord, and Heritage Green Associates,
          Tenant.                                                        *

10Q.      First Amended and Restated Limited Partnership
          Agreement and First Amended and Restated Certificate
          of Reston Two - Oxford Limited Partnership, dated
          February 1, 1986.                                              *

10R.      Loan Agreement dated March 19, 1986 by and between
          Reston Two -Oxford Limited Partnership and the
          Registrant.                                                    *

10S.      Combination Promissory Note in the amount of
          $9,000,000, dated March 19, 1986 given by Reston Two -
          Oxford Limited Partnership to the Registrant.                  *

10T.      Credit Line Deed of Trust and Security Agreement
          dated March 19, 1986 given by Reston Two - Oxford
          Limited Partnership to William J. Dorn and William
          L. Stauffer, Jr., Trustees.                                    *

10U.      Second Promissory Note in the amount of $1,500,000
          dated March 19, 1986 given by Reston Two - Oxford
          Limited Partnership to The Registrant.                         *


*Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                               PAGE
NUMBER                      EXHIBIT                                  NUMBER
-------                     -------                                  ------
10V.     Second Credit Line Deed of Trust and Security
         Agreement dated March 19, 1986 given by Reston Two -
         Oxford Limited Partnership to William J. Dorn and
         William L. Stauffer, Jr., Trustees.                            *

10W.     Webb-Brown Collier Associates Joint Venture Agreement
         dated May 23, 1984.                                            *

10X.     Ground Lease between the Registrant, as Landlord and
         Webb-Brown Collier Associates, dated July 24, 1986.            *

10Y.     Promissory Note dated July 24, 1986 in the amount of
         $13,009,000 from Webb-Brown Collier Associates to the
         Registrant.                                                    *

10Z.     Mortgage and Security Agreement, dated as of July 24,
         1986, by and between Webb-Brown Collier Associates,
         as Borrower, and the Registrant, as Lender, in the
         amount of $13,009,000.                                         *

10AA.    General Partnership Agreement of Bayberry Associates
         dated as of April 4, 1988 between Christopher Bozzuto
         Limited Partnership and the Registrant.                        *

10BB.    Termination of Lease Agreement dated August 1988
         involving New England Life Pension Properties III and
         Volpey Way Properties.                                         *

10CC.    Purchase and Sale Agreement and Escrow Instructions
         dated July 28, 1988 by and among the Registrant and
         Volpey Way Properties (Sellers) and Rlajm Land Co.,
         Inc. (Buyer).                                                  *

10DD.    MORF Associates III General Partnership Agreement
         dated as of January 1, 1988 between M.O.R.F. III
         Associates Limited Partnership and the Registrant.             *

10EE.    First Amendment to Promissory Note dated as of May 1,
         1987 by NBS No. VI in favor of the Registrant.                 *

10FF.    First Amendment to Ground Lease dated as of May 1,
         1987 between the Registrant ("Landlord") and NBS No.
         VI ("Tenant").                                                 *

10GG.    Termination of Lease by and between New England Life
         Pension Properties III; A Real Estate Limited
         Partnership ("Landlord") and Webb Brown Collier
         Associates ("Tenant").                                         *

*Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                              PAGE
NUMBER                         EXHIBIT                              NUMBER
-------                        -------                              ------
10HH.      Promissory Note in the principal amount of $469,154
           dated January 31, 1989 by Stan Brown Associates,
           Inc. in favor of Webb-Brown Collier Associates.             *

10II.      Agreement by and between the Registrant and
           Heritage Green Associates dated as of January
           1,1989.                                                     *

10JJ.      Bill of Sale dated as of January 1, 1989 by and
           between Heritage Green Associates and the
           Registrant.                                                 *

10KK.      Termination of Ground Lease dated as of January 1,
           1989 by and between Heritage Green Associates and
           the Registrant.                                             *

10LL.      Assignment and Assumption Agreement (Contracts)
           dated as of January 1, 1989 by and between Heritage
           Green Associates and the Registrant.                        *

10MM.      Assignment and Assumption Agreement (Leases and
           Easements) dated as of January 1, 1989 by and
           between Heritage Green Associates and the
           Registrant.                                                 *

10NN.      Assignment and Assumption Agreement (Trade Names)
           dated as of January 1, 1989 by and between Heritage
           Green Associates and the Registrant.                        *

10OO.      Modification Agreement dated as of January 31, 1990
           by and between Reston Two-Oxford Limited
           Partnership and the Registrant.                             *

10PP.      Modification Agreement dated as of January 31, 1990
           by and between Reston Two-Oxford Limited
           Partnership and the Registrant.                             *

10QQ.      Agreement of Sale made as of December 20, 1991, by
           and among the Registrant, as successor-in-interest
           to Webb-Brown Metro One Associates and Metro
           Parkway Investment Limited Partnership and Josias &
           Goren, P.A., as escrow agent.                               *

10RR.      First Amendment to Agreement of Sale made as of
           February 20, 1992, by and among the Registrant, as
           successor-in-interest to Webb-Brown Metro One
           Associates and Metro Parkway Investment Limited
           Partnership and Josias & Goren, P.A., as escrow
           agent.                                                      *

10SS.      Warranty Deed dated February 20, 1992, between the
           Registrant and Metro Parkway Investment Limited
           Partnership.                                                *


*Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                             PAGE
NUMBER                        EXHIBIT                              NUMBER
-------                       -------                              ------
10TT.     Agreement of Sale made as of December 20, 1991, by         *
          and among the Registrant, as successor-in-
          interest to Webb-Brown Metro One Associates and
          Metro Parkway Investment Limited Partnership and
          Josias & Goren, P.A. as escrow agent.

10UU.     Warranty Deed dated February 13, 1992, between the
          Registrant and Metro Parkway Investment Limited
          Partnership.                                               *

10VV.     Purchase and Sale Agreement effective November 3,
          1993, by and between the Registrant and Peter L.
          Rhulen as amended by the First Amendment to Purchase
          and Sale Agreement effective November 26, 1993 and a
          letter dated December 2, 1993.                             *

10WW.     Assignment of Purchase Agreement dated November 9,
          1993, by Peter L. Rhulen to Heritage Green L. L. C.        *

10XX. Special Warranty Deed effective December 17, 1993, by and between Registrant and Heritage Green, L. L.
          C.                                                         *

10YY.     Leasehold Assignment, Transfer and Release Agreement
          dated as of August 15, 1994 by and between the
          Registrant and NBS No. VI.                                 *

10ZZ.     Assignment of Ground Lease and Transfer of Property
          in Lieu of Foreclosure dated as of August 25, 1994
          by and between the Registrant and NBS No. VI.              *


10AAA.    Assignment of Subleases dated as of August 23, 1994
          by and between the Registrant and NBS No. VI.              *


*Previously filed and incorporated herein by reference.