Form 10-Q
period 1996-03-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1996-05-10
CIK 757221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     --------------------------------------------------------------------

For Quarter Ended March 31, 1996     Commission File Number 0-14052


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



- ------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                               March 31, 1996  December 31, 1995
                             ----------------- ------------------


ASSETS
Real estate investments:
  Joint ventures                   $17,978,843    $18,116,002
  Property, net                      1,317,258      1,243,499
                                   ------------   ------------
                                    19,296,101     19,359,501


Cash and cash equivalents            2,120,538      1,399,905
Short-term investments               1,331,513      2,111,608
                                   ------------   ------------
                                   $22,748,152    $22,871,014
                                   ============   ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                   $    51,662    $    88,184
Accrued management fee                  46,338         42,101
                                   ------------   ------------
Total liabilities                       98,000        130,285
                                   ------------   ------------

Partners' capital (deficit):
  Limited partners ($493.14 per
     unit; 75,000 units authorized,
     68,414 units issued and
     outstanding)                   22,694,377     22,784,048
  General partners                     (44,225)       (43,319)
                                   ------------   ------------
Total partners' capital             22,650,152     22,740,729
                                   ------------   ------------

                                   $22,748,152    $22,871,014
                                   ============   ============


                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                  Quarter Ended March 31,
                                 --------------------------
                                     1996           1995
                                  ---------      ---------

INVESTMENT ACTIVITY
Property rentals                   $   45,376   $    48,346
Property operating expenses           (32,441)      (32,751)
Depreciation and amortization          (8,462)       (9,797)
                                   -----------   -----------
                                        4,473         5,798

Joint venture earnings                387,747       431,795
Amortization                           (2,366)       (2,366)
                                   -----------   -----------

  Total real estate operations        389,854       435,227

Interest on cash equivalents
  and short-term investments           43,544        49,083
                                   -----------   -----------
  Total investment activity           433,398       484,310
                                   -----------   -----------

Portfolio Expenses

General and administrative             51,950        67,687
Management fee                         46,338        42,101
                                   -----------   -----------
                                       98,288       109,788
                                   -----------   -----------


Net Income                         $  335,110   $   374,522
                                   ===========   ===========

Net income per limited
  partnership unit                 $     4.85   $      5.42
                                   ===========   ===========

Cash distributions per
  limited partnership unit         $     6.16   $      6.16
                                   ===========   ===========

Number of limited partnership
  units outstanding during the
  period                               68,414        68,414
                                   ===========   ===========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                          Quarter Ended March 31,
                   --------------------------------------
                       1996                     1995
                     --------                 --------

               General    Limited       General    Limited
               Partners   Partners      Partners   Partners
              ---------  ---------     ---------  ---------

Balance at
beginning of
period         $(43,319) $22,784,048  $(39,166)  $23,195,240


Cash
distributions   (4,257)    (421,430)    (4,257)     (421,430)


Net income       3,351      331,759      3,745       370,777
               ---------  ----------  ---------    ----------


Balance at
end of period  $(44,225) $22,694,377  $(39,678)  $23,144,587
               =========  ==========  =========  ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                          Quarter Ended March 31,
                                         -------------------------
                                              1996         1995
                                           ---------     --------

Net cash provided by operating
   activities                              $   384,305  $  468,888
                                            ----------- -----------

Cash flows from investing activities:
   Capital expenditures on owned property         (901)    (39,459)
   Decrease (increase) in short-term
       investments, net                        762,916    (237,820)
                                            ----------- -----------
          Net cash provided by (used in)
          investing activities                 762,015    (277,279)
                                            ----------- -----------

Cash flows from financing activity:
   Distributions to partners                  (425,687)   (425,687)
                                            ----------- -----------

          Net increase (decrease) in
          cash and cash equivalents            720,633    (234,078)

Cash and cash equivalents:
   Beginning of period                       1,399,905   2,423,836
                                            ----------- -----------

   End of period                           $ 2,120,538  $2,189,758
                                           ============ ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July, 1985 and acquired several investments through 1988. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                               March 31, 1996 December 31, 1995
                               -------------- -----------------

Assets
  Real property, at cost less
     accumulated depreciation
     of $4,407,767 and $4,273,114,
     respectively                  $15,603,570   $ 15,753,539
  Other assets                         561,448        660,423
                                   ------------  ------------
                                    16,165,018     16,413,962

Liabilities                             93,787        280,372
                                   ------------  ------------

Net Assets                         $16,071,231   $ 16,133,590
                                   ============  ============


              Results of Operations

                                 Quarter ended March 31,
                             --------------------------------
                                      1996           1995
                                      ----           ----
Revenue
  Rental income                  $    771,631    $  803,968
  Other                                   480         3,162
                                   -----------   ------------
                                      772,111       807,130
                                   -----------   ------------

Expenses
  Operating expenses                  249,353       239,511
  Depreciation and amortization       135,011       135,824
                                   -----------   ------------
                                      384,364       375,335
                                   -----------   ------------

Net income                       $    387,747    $  431,795
                                  ============   ============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY
- -----------------

     The following is a summary of the Partnership's investment in property:

                               March 31, 1996 December 31, 1995
                               -------------   ----------------
  Land                            $  347,772   $   347,772
  Buildings and improvements       1,022,019     1,021,118
  Accumulated depreciation
     and amortization                (66,503)      (58,041)
  Net operating assets/
     (liabilities)                    13,970       (67,350)
                                  -----------  ------------
                                  $1,317,258   $ 1,243,499
                                  ===========  ============

The buildings are being depreciated over a 25 year period.


NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the aggregate amount of $468,532 ($6.78 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
- ---------------------------------------------------------------
Results of Operations
- ---------------------

Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985. A total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $34,676,320 has been returned to the limited partners through March 31, 1996.

     At March 31, 1996, the Partnership had $3,452,051 in cash, cash equivalents and short-term investments, of which $468,532 was distributed to partners on April 25, 1996; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the first quarter of 1996 and 1995 were made at the annualized rate of 5.5% and 5%, respectively, on the adjusted capital contribution. The increase in the distribution rate during 1996 results from the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1996, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $5,500,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

Form of Real Estate Investments

     North Cabot Industrial Park is a wholly-owned property. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.

Operating Factors

     Occupancy at North Cabot Industrial Park decreased from 94% to 72% during the first quarter of 1996, as two tenants did not renew their leases upon expiration. (Occupancy was 58% at March 31, 1995.)

     Occupancy at Bayberry Apartments ended the first quarter of 1996 at 95%. (Occupancy was 92% and 91% at March 31, 1995 and December 31, 1995, respectively.) Market conditions remain competitive; however, rental rates in the Gaithersburg market have increased over the past year, as supply and demand remain in equilibrium.

     Occupancy at 270 Technology Park remained at 98% during the first quarter of 1996. (Occupancy was 95% at March 31, 1995.) The property does not have significant lease expiration exposure over the next year.

Investment Activity

     Interest on cash equivalents and short-term investments decreased between the comparative quarters due to lower short-term interest rates.

     Real estate operating results were $389,854 for the first quarter of 1996 as compared to $435,227 for the comparable quarter of 1995. This decrease was primarily due to a decrease in net operating income at 270 Technology Park ($35,000) resulting from a decrease in rental income caused by lower lease rates. Net operating income at the remainder of the properties was relatively unchanged between the respective quarters.

     Operating cash flow decreased $84,583 or 18% between the first quarter of 1995 and 1996. The decrease in cash flow primarily resulted from changes in working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first quarter of 1995 and 1996 due to an increase in distributable cash flow. General and administrative expenses decreased by $15,737 or 23% between the respective periods. The 1995 amount includes the final settlement of professional fees associated with the ownership restructuring of the North Cabot Industrial Park investment.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


                             NEW ENGLAND LIFE PENSION PROPERTIES III;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


May 10, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Copley Properties Company III, Inc.



May 10, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Copley Properties Company III, Inc.