Form 10-Q
period 1996-06-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1996-08-14
CIK 757221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended June 30, 1996      Commission File Number 0-14052


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



- -----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                      June 30, 1996     December 31, 1995
                                    ------------------  -----------------


ASSETS
Real estate investments:
  Joint ventures                        $ 17,865,238    $  18,116,002
  Property, net                            1,288,995        1,243,499
                                         ------------     ------------
                                          19,154,233       19,359,501


Cash and cash equivalents                  2,466,744        1,399,905
Short-term investments                     1,009,451        2,111,608
                                         ------------     ------------
                                        $ 22,630,428    $  22,871,014
                                         ============     ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     54,733    $      88,184
Accrued management fee                        46,338           42,101
                                         ------------     ------------
Total liabilities                            101,071          130,285
                                         ------------     ------------

Partners' capital (deficit):
  Limited partners ($493.14 per
    unit; 75,000 units authorized,
    68,414 units issued and
    outstanding)                          22,574,789       22,784,048
  General partners                           (45,432)         (43,319)
                                         ------------     ------------
Total partners' capital                   22,529,357       22,740,729
                                         ------------     ------------

                                        $ 22,630,428    $  22,871,014
                                         ============     ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                         Quarter Ended    Six Months Ended    Quarter Ended        Six Months Ended
                                         June 30, 1996     June 30, 1996      June 30, 1995         June 30, 1995
                                         --------------   ----------------    -------------        ----------------

INVESTMENT ACTIVITY
Property rentals                         $      45,232    $       90,608     $      44,368         $       92,714
Property operating expenses                    (33,673)          (66,114)          (18,350)               (51,101)
Depreciation and amortization                  (28,571)          (37,033)           (9,143)               (18,940)
                                           ------------     -------------     -------------          -------------
                                               (17,012)          (12,539)           16,875                 22,673

Joint venture earnings                         431,805           819,552           363,912                795,707
Amortization                                    (2,366)           (4,732)           (2,366)                (4,732)
                                           ------------     -------------     -------------          -------------

  Total real estate operations                 412,427           802,281           378,421                813,648

Interest on cash equivalents
  and short-term investments                    43,959            87,503            51,757                100,840
                                           ------------     -------------     -------------          -------------
  Total investment activity                    456,386           889,784           430,178                914,488
                                           ------------     -------------     -------------          -------------

Portfolio Expenses

General and administrative                      62,311           114,261            61,313                129,000
Management fee                                  46,339            92,677            42,101                 84,202
                                           ------------     -------------     -------------          -------------
                                               108,650           206,938           103,414                213,202
                                           ------------     -------------     -------------          -------------


Net Income                               $     347,736    $      682,846     $     326,764         $      701,286
                                           ============     =============     =============          =============

Net income per limited partnership
  unit                                   $        5.03    $         9.88     $        4.73         $        10.15
                                           ============     =============     =============          =============

Cash distributions per
  limited partnership unit               $        6.78    $        12.94     $        6.16         $        12.32
                                           ============     =============     =============          =============

Number of limited partnership
  units outstanding during the period           68,414            68,414            68,414                 68,414
                                          =============     =============     =============          =============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                     Quarter Ended               Six Months Ended              Quarter Ended               Six Months Ended
                     June 30, 1996                June 30, 1996                June 30, 1995                June 30, 1995
                  -------------------          -------------------        -----------------------        --------------------

                  General      Limited        General        Limited        General      Limited        General        Limited
                  Partners     Partners       Partners       Partners       Partners     Partners       Partners       Partners
                 ---------    ---------      ---------      ---------      ---------    ---------      ---------      ---------

Balance at
beginning of
period           $(44,225)   $22,694,377    $  (43,319)   $ 22,784,048    $ (39,678)   $ 23,144,587    $ (39,166)   $23,195,240


Cash
distributions      (4,684)      (463,847)       (8,941)       (885,277)      (4,257)       (421,430)      (8,514)      (842,860)


Net income          3,477        344,259         6,828         676,018        3,268         323,496        7,013        694,273
                  --------     ----------     ---------     -----------   ----------     -----------    ---------     ----------


Balance at
end of period    $(45,432)   $22,574,789    $  (45,432)   $ 22,574,789    $ (40,667)   $ 23,046,653    $ (40,667)   $23,046,653
                  ========    ===========     =========    ============   ==========     ===========    =========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                 1996          1995
                                              ---------      --------

Net cash provided by operating activities     $  894,465    $1,087,890
                                              -----------    ----------

Cash flows from investing activities:
   Capital expenditures on owned property         (9,404)      (54,826)
   Decrease (increase) in short-term
       investments, net                        1,075,996      (678,282)
                                               ----------    ----------
          Net cash provided by (used in)
          investing activities                 1,066,592      (733,108)
                                               ----------    ----------

Cash flows from financing activity:
   Distributions to partners                    (894,218)     (851,374)
                                               ----------    ----------

          Net increase (decrease) in
          cash and cash equivalents            1,066,839      (496,592)

Cash and cash equivalents:
   Beginning of period                         1,399,905     2,423,836
                                               ----------    ----------

   End of period                              $2,466,744    $1,927,244
                                               ==========    ==========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                      June 30, 1996    December 31, 1995
                                      --------------   -----------------

Assets
  Real property, at cost less
     accumulated depreciation
     of $4,543,137 and $4,273,114,
     respectively                     $  15,490,411     $   15,753,539
  Other assets                              603,914            660,423
                                       -------------     -------------
                                         16,094,325         16,413,962

Liabilities                                 152,093            280,372
                                       -------------     -------------

Net Assets                            $  15,942,232     $   16,133,590
                                        ============      ============

                            Results of Operations

                                      Six Months Ended June 30,
                                   --------------------------------
                                         1996              1995
                                         ----              ----
Revenue
  Rental income                     $   1,601,362      $  1,549,707
  Other                                     1,600             3,901
                                      ------------     ------------
                                        1,602,962         1,553,608
                                      ------------     ------------

Expenses
  Operating expenses                      513,388           480,460
  Depreciation and amortization           270,022           277,441
                                      ------------     ------------
                                          783,410           757,901
                                      ------------     ------------

Net income                          $     819,552      $    795,707
                                      ============     ============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY
- -----------------

     The following is a summary of the Partnership's investment in property:

                                    June 30, 1996    December 31, 1995
                                    --------------   -----------------
  Land                               $    347,772      $     347,772
  Buildings and improvements            1,030,522          1,021,118
  Accumulated depreciation
     and amortization                     (87,689)           (58,041)
  Net operating liabilities                (1,610)           (67,350)
                                      ------------       ------------
                                     $  1,288,995      $   1,243,499
                                      ============       ============

     The buildings are being depreciated over a 25 year period.

NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $468,532 ($6.78 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
- ---------------------------------------------------------------
Results of Operations
- ---------------------

Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985. A total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $34,676,320 has been returned to the limited partners through June 30, 1996.

     At June 30, 1996, the Partnership had $3,476,195 in cash, cash equivalents and short-term investments, of which $468,532 was distributed to partners on July 25, 1996; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the first two quarters of 1996 and 1995 were made at the annualized rate of 5.5% and 5%, respectively, on the adjusted capital contribution. The increase in the distribution rate during 1996 results from the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $5,600,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

Form of Real Estate Investments

     North Cabot Industrial Park is a wholly-owned property. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.



Operating Factors

     Occupancy at North Cabot Industrial Park increased from 72% to 87% during the second quarter of 1996, as two new leases were signed during the quarter. (Occupancy was 66% at June 30, 1995 and had increased to 94% at December 31, 1995.) The rental market has been improving and the Partnership's objective is to stabilize the tenancy by offering renovated, turn-key space.

     Occupancy at Bayberry Apartments remained at 95% as of June 30, 1996. (Occupancy was 93% at June 30, 1995.) Market conditions remain competitive; however, supply and demand remain in equilibrium.

     Occupancy at 270 Technology Park remained at 98% during the second quarter of 1996. (Occupancy was also 98% at June 30, 1995.) However, a tenant occupying 12% of the building intends to vacate in July.

Investment Activity

     Interest on cash equivalents and short-term investments decreased $13,000, or 13% between the first six months of 1996 and 1995 primarily due to lower short-term interest rates.

     Real estate operating results were $802,281 for the first six months of 1996 as compared to $813,648 for the comparable period of 1995. This decrease was due to lower operating results from North Cabot, where expenses increased due to tenant turnover, partially offset by an increase in operating income at 270 Technology Park.

     Operating cash flow decreased $193,425 or 18% between the first two quarters of 1995 and 1996. The decrease in cash flow primarily resulted from the timing of cash distributions from Bayberry, together with an increase in working capital items.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first six months of 1995 and 1996 due to an increase in distributable cash flow. General and administrative expenses decreased by $14,739 or 11% between the respective periods. The 1995 amount includes the final payment of professional fees associated with the ownership restructuring of the North Cabot Industrial Park investment.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                             NEW ENGLAND LIFE PENSION PROPERTIES III;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


August 13, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Copley Properties Company III, Inc.



August 13, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Copley Properties Company III, Inc.