Form 10-Q
period 1996-09-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1996-11-13
CIK 757221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        -----------------------------------------------------------------

For Quarter Ended September 30, 1996    Commission File Number 0-14052


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



-----------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                              September 30, 1996  December 31, 1995
                              ------------------  -----------------


ASSETS
Real estate investments:
  Joint ventures                      $ 17,727,341   $   18,116,002
  Property, net                          1,264,689        1,243,499
                                       ------------     ------------
                                        18,992,030       19,359,501


Cash and cash equivalents                2,376,927        1,399,905
Short-term investments                   1,138,837        2,111,608
                                       ------------     ------------
                                      $ 22,507,794   $   22,871,014
                                       ============     ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $     82,443   $       88,184
Accrued management fee                      82,356           42,101
                                       ------------     ------------
Total liabilities                          164,799          130,285
                                       ------------     ------------

Partners' capital (deficit):
  Limited partners ($493.14 per
    unit; 75,000 units authorized,
    68,414 units issued and
    outstanding)                        22,390,289       22,784,048
  General partners                         (47,294)         (43,319)
                                       ------------     ------------
Total partners' capital                 22,342,995       22,740,729
                                       ------------     ------------

                                      $ 22,507,794   $   22,871,014
                                       ============     ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                        Quarter Ended      Nine Months Ended          Quarter Ended        Nine Months Ended
                                      September 30, 1996   September 30, 1996       September 30, 1995     September 30, 1995
                                      ------------------   ------------------      -------------------     ------------------

INVESTMENT ACTIVITY
Property rentals                         $    50,686          $   141,294             $     59,044             $   151,758
Property operating expenses                  (22,076)             (88,190)                 (24,194)                (75,295)
Depreciation and amortization                (24,277)             (61,310)                  (8,462)                (27,402)
                                         ------------         ------------            -------------            ------------
                                               4,333               (8,206)                  26,388                  49,061

Joint venture earnings                       377,008            1,196,560                  320,560               1,116,267
Amortization                                  (2,366)              (7,098)                  (2,366)                 (7,098)
                                         ------------         ------------            -------------            ------------

   Total real estate operations              378,975            1,181,256                  344,582               1,158,230

Interest on cash equivalents
  and short-term investments                  44,653              132,156                   51,422                 152,262
                                         ------------         ------------            -------------            ------------
   Total investment activity                 423,628            1,313,412                  396,004               1,310,492
                                         ------------         ------------            -------------            ------------

Portfolio Expenses

General and administrative                    59,103              173,364                   59,970                 188,970
Management fee                                82,356              175,033                   42,101                 126,303
                                         ------------         ------------            -------------            ------------
                                             141,459              348,397                  102,071                 315,273
                                         ------------         ------------            -------------            ------------


Net Income                               $   282,169          $   965,015             $    293,933             $   995,219
                                         ============         ============            =============            ============

Net income per limited partnership
  unit                                   $      4.08          $     13.96             $       4.25             $     14.40
                                         ============         ============            =============            ============

Cash distributions per
  limited partnership unit               $      6.78          $     19.72             $       6.16             $     18.48
                                         ============         ============            =============            ============

Number of limited partnership
  units outstanding during the period         68,414               68,414                   68,414                  68,414
                                         ============         ============            =============            ============

                (See accompanying notes to financial statements)


STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)

                        Quarter Ended           Nine Months Ended              Quarter Ended                 Nine Months Ended
                      September 30, 1996        September 30, 1996           September 30, 1995              September 30, 1995
                     -------------------       -------------------          -------------------              ------------------

                     General     Limited         General     Limited          General      Limited          General      Limited
                    Partners    Partners        Partners    Partners         Partners     Partners         Partners     Partners
                   ---------   ---------       ---------   ---------        ---------    ---------        ---------    ---------

Balance at
beginning of
period           $  (45,432)  $22,574,789     $ (43,319)  $22,784,048      $  (40,667)    $23,046,653    $ (39,166)  $23,195,240


Cash
distributions        (4,684)     (463,847)      (13,625)   (1,349,124)         (4,257)      (421,430)      (12,771)   (1,264,290)


Net income            2,822       279,347         9,650       955,365           2,939        290,994         9,952       985,267
                   ---------    ----------     ---------   -----------       ---------     ----------    ----------    ----------


Balance at
end of period    $  (47,294)  $22,390,289     $ (47,294)  $22,390,289      $  (41,985)    $22,916,217    $ (41,985)  $22,916,217
                  ==========   ===========      ========  ============      ==========    ===========    ==========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                       Nine Months Ended September 30,
                                       -------------------------------
                                            1996            1995
                                        -----------     -----------

Net cash provided by operating
  activities                             $   1,394,121  $  1,415,963
                                            -----------  ------------

Cash flows from investing activities:
  Capital expenditures on owned property       (10,394)      (84,856)
  Decrease (increase) in short-term
     investments, net                          956,044      (920,683)
                                           ------------  ------------
        Net cash provided by (used in)
        investing activities                   945,650    (1,005,539)
                                           ------------  ------------

Cash flows from financing activity:
  Distributions to partners                 (1,362,749)   (1,277,061)
                                           ------------  ------------

        Net increase (decrease) in
        cash and cash equivalents              977,022      (866,637)

Cash and cash equivalents:
  Beginning of period                        1,399,905     2,423,836
                                           ------------  ------------

  End of period                          $   2,376,927  $  1,557,199
                                           ============  ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                               September 30, 1996 December 31, 1995
                               -----------------  -----------------

Assets
  Real property, at cost less
     accumulated depreciation
     of $4,678,149 and $4,273,114,
     respectively                   $  15,364,068   $  15,753,539
  Other assets                            594,226         660,423
                                      ------------   ------------
                                       15,958,294      16,413,962

Liabilities                               103,094         280,372
                                      ------------   ------------

Net Assets                          $  15,855,200   $  16,133,590
                                       ===========    ===========

                     Results of Operations
                     ---------------------

                                Nine Months Ended September 30,
                                --------------------------------
                                      1996              1995
                                      ----              ----
Revenue
  Rental income                   $  2,402,361    $    2,320,006
  Other                                  3,433            10,774
                                   ------------     -------------
                                     2,405,794         2,330,780
                                   ------------     -------------

Expenses
  Operating expenses                   804,201           795,455
  Depreciation and amortization        405,033           419,058
                                   ------------     -------------
                                     1,209,234         1,214,513
                                   ------------     -------------

Net income                        $  1,195,560    $    1,116,267
                                  =============    ==============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY
-----------------

     The following is a summary of the Partnership's investment in property:

                           September 30, 1996 December 31, 1995
                           ------------------ -----------------
  Land                           $   347,772      $  347,772
  Buildings and improvements       1,031,512       1,021,118
  Accumulated depreciation
     and amortization               (108,817)        (58,041)
  Net operating liabilities           (5,778)        (67,350)
                                  -----------     -----------
                                 $ 1,264,689      $1,243,499
                                  ===========     ===========

     The buildings are being depreciated over a 25 year period.


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $468,532 ($6.78 per limited partnership unit).

     On that date, the Partnership made two other distributions: an additional distribution of cash from operations in the aggregate amount of $364,184 ($5.27 per limited partnership unit), which was being held in working capital reserves; and a capital distribution of $519,946 ($7.60 per limited partnership unit), representing proceeds from the sale of various properties, which were also being held in working capital reserves.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985. A total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $34,676,320 has been returned to the limited partners through September 30, 1996.

     At September 30, 1996, the Partnership had $3,515,764 in cash, cash equivalents and short-term investments, of which $832,716 was used for operating cash distributions, and $519,946 for capital distributions to the partners on October 24, 1996; the remainder is being retained as working capital reserves. The operating distribution includes $364,184 attributable to a discretionary reduction of cash reserves which had previously accumulated from activities. The capital distribution amount had also been held as part of the Partnership's working capital reserves. The managing general partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the first three quarters of 1996 and 1995 were made at the annualized rate of 5.5% and 5%, respectively, on the adjusted capital contribution. The increase in the distribution rate during 1996 results from the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $5,800,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

Form of Real Estate Investments

     North Cabot Industrial Park is a wholly-owned property.
Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.

Operating Factors

     Occupancy at North Cabot Industrial Park increased from 87% to 100% during the third quarter of 1996, with the signing of two new leases. (Occupancy was 87% at September 30, 1995 and had increased to 94% at December 31, 1995.) The rental market has been improving and the Partnership's objective is to stabilize the tenancy by offering renovated, turn-key space.

     Occupancy at Bayberry Apartments declined slightly to 90% during the quarter. (Occupancy was 95% at September 30, 1995.)
Market conditions are competitive; however, supply and demand remain in equilibrium.

     Occupancy at 270 Technology Park remained at 98% during the third quarter of 1996. (Occupancy was also 98% at September 30, 1995.)

Investment Activity

     Interest on cash equivalents and short-term investments decreased $20,000, or 13%, between the first nine months of 1995 and 1996 primarily due to lower short-term interest rates.

     Real estate operating results were $1,181,256 for the first nine months of 1996 as compared to $1,158,230 for the comparable period of 1995. The improvement was due to an increase in operating income at Bayberry, partially offset by lower operating results from North Cabot, where expenses increased due to tenant turnover.

     Operating cash flow decreased $22,000 or 2% between the first nine months of 1995 and 1996. Cash flow decreased despite the increase in real estate operations primarily as a result of the timing of cash distributions from Bayberry.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first nine months of 1995 and 1996 due to an increase in distributable cash flow, primarily stemming from the discretionary reduction in working capital reserves. General and administrative expenses decreased by $16,000 or 8% between the respective periods. The 1995 amount includes the final payment of professional fees associated with the ownership restructuring of the North Cabot Industrial Park investment.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

               a.   Exhibits:   None.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                         NEW ENGLAND LIFE PENSION PROPERTIES III;
                         A REAL ESTATE LIMITED PARTNERSHIP
                                 (Registrant)


November 12, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining.
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Copley Properties Company III, Inc.



November 12, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Copley Properties Company III, Inc.