Form 10-K405
period 1996-12-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1997-03-28
CIK 757221

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  -----------------

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996
                             Commission File No. 0-14052
                                  -----------------

                       NEW ENGLAND LIFE PENSION PROPERTIES III;
                          A REAL ESTATE LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)
         Massachusetts                                         04-2847256
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         225 Franklin Street
         Boston, Massachusetts                                    02110
(Address of principal executive offices)                        (Zip Code)

                 Registrant's telephone number, including area code:
                                    (617) 261-9000

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

    Yes  X    No
       -----    -----

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

Item 1.  Business.

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

    As of December 31, 1996, the Partnership had investments in the three real property investments described below. Additionally, the Partnership sold six other real estate investments between 1987 and 1993. The principal terms of these sales are set forth in the following table:


                                                                                  Distribution
Investment           Month/Year of Sale  Net Sale Proceeds  Distribution/Unit(1)   Month/Year
----------           ------------------  -----------------  --------------------  ------------
Investment Four            12/87            $15,771,830          $17.86               1/88

Investment Five             9/88             $3,002,643          $36.00              10/88

Investment Six              3/89            $10,943,495         $150.00               4/89

Investment Seven            2/92             $7,724,589         $102.00               4/92

Investment Eight(2)        12/92            $11,600,183         $170.00               1/93

Investment Nine            12/93             $2,161,552          $31.00               1/94


     In the opinion of the Managing General Partner, the properties are adequately covered by insurance.


------------------
(1) In October 1996, an additional distribution of $7.60 per unit was made, representing proceeds from several prior sales which were being held in working capital reserves.

(2) These sale proceeds represent the proceeds received by the Partnership when two mortgage loans made by the Partnership were paid off and the investment was liquidated

     A. Light Industrial Facility in Hayward, California ("North Cabot Industrial Park").

     The Partnership continues to own a 3.8-acre parcel of land in Hayward, California, which it acquired in 1985 for $786,130 and leased back to the
seller.   In addition, the Partnership also made a loan to the ground lessee in the amount of $2,663,870. Two single-story research and development buildings containing an aggregate of approximately 51,089 square feet of space are situated on the land. These buildings were 100% leased as of December 31, 1996.

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

     B. Research and Development/Office Buildings in Frederick, Maryland ("270 Technology Park").

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

     As of December 31, 1996, the buildings were 98% leased.

C.   Apartment Building in Gaithersburg, Maryland ("Bayberry Apartments").

     On April 4, 1988, the Partnership acquired a 65% interest in Bayberry Associates, a joint venture formed with Christopher B.A. Limited Partnership (the "Developer"). As of December 31, 1995, the Partnership had contributed $14,575,940 to the capital of the joint venture out of a maximum commitment of $14,580,000, $9,327,500 of which is characterized as Senior Capital and $5,252,500 of which is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a senior priority cumulative return of 10.25% per annum on the outstanding invested Senior Capital and a junior priority cumulative return of 10.25% per annum on the outstanding invested Junior Capital; however, $230,000 of Junior Capital is entitled to a return at the greater of 10.25% per annum or the prime rate of the Maryland National Bank plus 2% ($225,957 of such amount was contributed as of December 31, 1996). When an aggregate of $982,107 of priority returns has been paid, a portion of the senior priority return of up to 1.25% per annum may accrue if sufficient cash is not available therefor, with 9.0% per annum to be paid currently, and the full amount of the junior priority return equal to 10.25% per annum may accrue if sufficient cash is not available therefor. The joint venture agreement also entitles the Partnership to receive 65% of net cash flow and of refinancing proceeds and sale proceeds following the return of the Partnership's equity capital and accrued preferential returns.

     The joint venture owns approximately 7.14 acres of land in Gaithersburg, Maryland on which it completed development of a 230-unit garden apartment community. As of December 31, 1996, the apartments were 89% leased.

Item 2. Properties.

     The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:





----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Annual
                                           Estiamted          Number of                                         Contract
                                             1997          Tenants with 10%  Name(s) of      Square Feet of       Rent
Property                                  Realty Taxes      or More of GLA    Tenant(s)       Each Tenant    Per Square Foot
-----------------------------------------------------------------------------------------------------------------------------------

Light Industrial Facility in Hayward, CA    $31,037               1          Auto Zapper         6,691            $5.05

R&D Buildings in Frederick, MD              $77,580               5            Sac-Tec          15,000           $10.25

                                                                              Adaptive
                                                                              Technology         9,003            $9.37
                                                                                Abbie
                                                                               Business
                                                                                School          13,209           $10.57
                                                                              Chevy Chase       15,591           $10.56
                                                                                 Bank
                                                                                Horizon         10,111           $11.25
                                                                               Cellular
                                                                               Telephone
Apartment Building in Gaithersburg, MD     $212,400                0              N/A              N/A             N/A




---------------------------------------------------------------


    Lease            Renewal                Line of Business
  Expiration         Options              of Principal Tenants
---------------------------------------------------------------


  June, 1997           None                     Service

 March, 2000     Two 3 Year Options             Defense
  May, 1999      One 6 Year Option             Technology
August, 2001           None                 Business School
 March, 1997           None                     Banking
October, 2001    One 3 Year Option      Cellular Communications

    N/A                N/A                        N/A

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

----------------------------------------------------------------------------------------------------------
                                           Gross Leasable     Year-End      Rental       Net Effective
PROPERTY                                        Area          Occupancy     Revenue      Rent ($/sf/yr)*
                                                                           Recognized
----------------------------------------------------------------------------------------------------------

Industrial Facility in Hayward, CA
----------------------------------
                      1992                     51,089              79%      $248,146          $6.41
                      1993                     51,089              65%      $152,961          $4.91
                      1994                     51,089              58%      $168,705          $5.37
                      1995                     51,089              94%      $197,581          $5.07
                      1996                     51,089             100%      $206,603          $4.51

R&D Buildings in Frederick, MD
------------------------------
                      1992                     86,169              78%      $807,668          $11.75
                      1993                     86,169              93%      $930,768          $11.61
                      1994                     86,169              95%      $958,157          $11.83
                      1995                     86,169              98%      $968,980          $11.56
                      1996                     86,169              98%      $976,011          $11.56

Apartment Building in Gaithersburg, MD
--------------------------------------
                      1992                    203,642              92%      $1,975,888        $10.38
                      1993                    203,642              95%      $2,077,226        $10.74
                      1994                    203,642              94%      $2,141,017        $11.13
                      1995                    203,642              91%      $2,168,956        $11.48
                      1996                    203,642              89%      $2,228,222        $11.86
----------------------------------------------------------------------------------------------------------


* Net effective rent calculation is based on average occupancy during the respective year.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties:


                                      TENANT AGING REPORT



          Property                           # of Lease       Total        Total       Percentage of
                                             Expirations      Square       Annual      Gross Annual
                                                               Feet        Rental         Rental*
Light Industrial Facility in Hayward, CA
                 1997                            4           17,112       $88,980          36%
                 1998                            5           17,697       $80,592          32%
                 1999                            1            3,888       $19,356           8%
                 2000                            1            4,446       $21,360           9%
                 2001                            2            7,946       $38,544          15%
                 2002                            0                0            $0           0%
                 2003                            0                0            $0           0%
                 2004                            0                0            $0           0%
                 2005                            0                0            $0           0%
                 2006                            0                0            $0           0%


R&D Buildings in Frederick, MD
                 1997                            4           21,578      $235,104          26%
                 1998                            2           10,776      $108,888          12%
                 1999                            2           12,003      $116,964          13%
                 2000                            2           17,007      $177,528          20%
                 2001                            2           23,320      $253,356          29%
                 2002                            0                0            $0           0%
                 2003                            0                0            $0           0%
                 2004                            0                0            $0           0%
                 2005                            0                0            $0           0%
                 2006                            0                0            $0           0%


Apartment Building in Gaithersburg, MD
                 1997                          N/A              N/A           N/A          N/A
                 1998                          N/A              N/A           N/A          N/A
                 1999                          N/A              N/A           N/A          N/A
                 2000                          N/A              N/A           N/A          N/A
                 2001                          N/A              N/A           N/A          N/A
                 2002                          N/A              N/A           N/A          N/A
                 2003                          N/A              N/A           N/A          N/A
                 2004                          N/A              N/A           N/A          N/A
                 2005                          N/A              N/A           N/A          N/A
                 2006                          N/A              N/A           N/A          N/A

* Does not include expenses paid by tenants.

          The following information sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

                                                                           Rate of                         Life        Accumulated
              Entity / Property                     Tax Basis            Depreciation      Method        in years      Depreciation


Light Industrial Facility in Hayward, California.

Buildings                                         $   846,184               2.50%            SL             40           $   44,954
Improvements                                          185,328               2.50%            SL             40                6,820
                                                  -----------                                                            ----------
Total Depreciable Assets                          $ 1,031,512                                                            $   51,774



Research and Development/Office
Buildings, Frederick, Maryland.

Building & Improvements                           $6,290,563                3.18%            SL             31.5         $1,720,813
Improvements                                         212,551                2.56%            SL             39                5,418
                                                  -----------                                                            ----------
Total Depreciable Assets                          $ 6,503,114                                                            $1,726,231



Apartment Building in Gaithersburg, Maryland.

Buildings                                         $ 7,123,596               3.64%            SL             27.5         $1,900,856
Land Improvements                                   1,380,115                N/A           150%DB           15              768,863
                                                  -----------                                                            ----------
Total Depreciable Assets                          $ 8,503,711                                                            $2,669,719



Total Depreciable Assets                          $16,038,337                                                            $4,447,724
                                                  -----------                                                            ----------
                                                  -----------                                                            ----------




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

Light Industrial Facility in Hayward, California

          The property competes in the Hayward/Union City light industrial market, located east of San Francisco Bay in Alameda County. The market totals approximately 7.9 million square feet and had a reported vacancy of approximately 6.5% at mid-year 1996. As of December 1996, Property Counselors, Inc. surveyed eight properties, representing 1.5 million square feet, which compete directly with the property. Five of the eight properties were 100% occupied, while vacancy in the other three ranged from a low of 4% up to 11%. Overall vacancy in the larger Hayward/Union City warehouse/distribution market at year-end 1996 was 5.5%. In addition, new speculative construction returned to the market in 1996 with the completion of two new buildings totaling approximately 297,000 square feet.

Research and Development/Office Buildings in Frederick, Maryland

          The property is located in the Frederick County office/flex and light industrial market. There are a total of 119 office/flex buildings in this market containing approximately 4.9 million square feet of space. Year-end
1996 vacancy was approximately 12%, up from approximately 9% a year ago. The increase principally reflects new construction activity in the market. Two large distribution facilities are under construction for Georgia Pacific and Toys R' Us totaling 1.5 million square feet. In addition, Chevy Chase Bank and State Farm completed new office facilities in 1996 totaling 630,000 square feet.

Apartment Complex in Gaithersburg, Maryland

          Gaithersburg is located within Montgomery County where the economy is fundamentally stable, has a strong job base and a high standard of living, and the demand for apartments has historically been relatively stable. Within Gaithersburg, the class "A" occupancy rate was 96% as of September 30, 1996, which is up slightly from 95% at year-end 1995. A 300 unit garden apartment property is presently planned for Gaithersburg and could be added to the inventory in 1997 or 1998.

Item 3.   Legal Proceedings.

          The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1996, there were 11,330 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated July 15, 1985, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year-end with respect to 1996 to the Limited Partners as a group totaled $2,730,403, including $519,946 ($7.60 per limited partnership unit) representing undistributed proceeds from prior sales of various properties, and operating cash distributions of $364,186 ($5.27 per limited partnership unit) resulting from a discretionary reduction of previously accumulated cash reserves. For the year ended December 31, 1995, cash distributions paid in 1995 or distributed after year-end with respect to 1995 to the Limited Partners as a group totaled $1,685,720. Cash distributions exceeded net income in 1996 and 1995 and, therefore, resulted in a reduction of partners' capital. Regular distributions from operations exceeded cash provided by operations in 1996. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.   Selected Financial Data.


                     For Year          For Year          For Year          For Year           For Year
                      Ended             Ended             Ended             Ended              Ended
                     or as of          or as of          or as of           or as of           or as of
                     12/31/96          12/31/95          12/31/94           12/31/93           12/31/92

Revenues            $     1,961,564    $    1,912,590    $    1,760,463     $    2,128,119     $    4,749,053

Net Income          $     1,313,894    $    1,287,403    $    1,360,923     $    1,218,694     $       55,120

Net Income
per Limited
Partnership
Unit                $         19.01    $        18.63    $        19.69     $        17.64     $          .80

Total Assets        $    21,459,173    $   22,871,014    $   23,284,224     $   25,413,969     $   37,339,756

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
the previous year   $         39.91     $       24.64       $     21.60         $    49.75    $        307.57


See financial statements for description of significant transactions:

     1993 - one sale; one provision for impaired mortgage loan.
     1992 - two sales; two valuation allowances; reduction of contingent liability.

Item 7.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made the real estate investments described in Item 1 herein, six of which were sold prior to 1994. As a result of the sales, capital of $35,196,266 has been returned to the limited partners through December 31, 1996.

     On January 27, 1994, the Partnership made a capital distribution of $31 per limited partnership unit from the proceeds of the Heritage Green Plaza sale in December 1993. The adjusted capital contribution after this distribution was $493.14 per unit. On October 24, 1996, the Partnership made a capital distribution of $519,946 ($7.60 per limited partnership unit) representing undistributed proceeds from the sales of various properties prior to 1994. The adjusted capital contribution after this distribution is $485.54 per unit. On October 24, 1996, the Partnership also made a special operating cash distribution of $364,186 ($5.27 per limited partnership unit) attributable to a discretionary reduction of previously accumulated cash reserves. The Managing General Partner will continue to evaluate working capital reserve levels.

     At December 31, 1996, the Partnership had $2,430,558 in cash, cash equivalents and short-term investments, of which $463,004 was used for operating cash distributions to partners on January 30, 1997; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments. Regular distributions of cash from operations for the four quarters of 1995 and 1996 were made at the annualized rates of 5.0% and 5.5%, respectively, on the weighted average adjusted capital contribution. The increase in the distribution rate in 1996 results from the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $6,100,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     Operating Factors

     Occupancy at North Cabot Industrial Park increased to 100% at December 31, 1996, up from 94% and 58% one and two years prior. Operations at this property have stabilized; however, due to difficult market conditions in 1993 and 1994, the carrying value of the investment was reduced in 1993 by $2,500,000 to reflect its permanent impairment.

     At December 31, 1996, occupancy at Bayberry Apartments was 89%, down from the low to mid-90% range over the prior two years. Market conditions remain competitive; however, the overall demand for apartments in the Gaithersburg, MD. market is relatively stable.

     Occupancy at 270 Technology Park was 98% at December 31, 1996 and 1995, and 95% at December 31, 1994.

     Investment Results

     Significant Transactions and Events

     When the North Cabot Industrial Park ground lease/mortgage loan investment was restructured to a wholly-owned property in 1994, the Partnership received $85,000 from the principals of the ground lessee in settlement of their payment guarantees, which is included in ground rentals and interest on mortgage loans in 1994.

     1996 Compared to 1995

     Interest on cash equivalents and short-term investments decreased $34,000 or 17% due to lower short-term interest rates, as well as lower average invested balances.

     Total real estate operations were $1,594,354 in 1996 compared to $1,500,132 in 1995. The increase was primarily due to an improvement in net operating income at Bayberry Apartments largely due to increased rental rates. At North Cabot, overall operating results increased slightly; property operating expenses decreased due to a decrease in property taxes and the write-off of a tenant receivable in 1995; and amortization expense increased in 1996 due to recent tenant improvements.

     Operating cash flow decreased approximately $290,000 or 15% between 1995 and 1996. This decrease, despite the increase in net income, is primarily due to the timing of distributions from both 270 Technology Park ($152,000) and Bayberry ($52,000). In addition, there was a significant increase in property working capital.

     1995 Compared to 1994

     Interest on cash equivalents and short-term investments increased $66,000 or 49% due to higher short-term interest rates and larger average investment balances.

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

     Exclusive of the guaranty payment in 1994, operating cash flow increased approximately $200,000 or 11% between 1994 and 1995. The increase is consistent with the change in operating results before non-cash items, but primarily stemmed from cash distributions from Bayberry Apartments which increased approximately $166,000 due to the distribution of amounts which had been previously retained by the joint venture as working capital reserves.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     1996 Compared to 1995

     The Partnership management fee increased due to an increase in distributable cash flow, primarily stemming from the discretionary reduction in
working capital reserves.   General and administrative expenses decreased by
$18,000 or 8% primarily due to decreased professional  fees.

     1995 Compared to 1994

     The Partnership management fee increased due to an increase in distributable cash flow. General and administrative expenses increased by $20,000 or 9% between the respective years. This increase was due to the professional fees incurred in connection with the restructuring of the North Cabot Industrial Park investment.


Inflation

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments

Item 8.   Financial Statements and Supplementary Data.

          See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

          (a) and (b) Identification of Directors and Executive Officers.

          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.


Name                     Position(s) with the Managing General Partner     Age
-----------------------  -----------------------------------------------  -----

Joseph W. O'Connor       President, Chief Executive Officer and Director    50
Daniel J. Coughlin       Managing Director and Director                     44
Peter P. Twining (1)     Managing Director, General Counsel and Director    50
Wesley M. Gardiner, Jr.  Vice President                                     38
Daniel C. Mackowiak      Principal Financial and Accounting Officer         45
James J. Finnegan (2)    Managing Director, General Counsel and Director    36

(1)  Through January 24, 1997 only
(2)  As of January 25, 1997
-------------------------------------------------------------------------------

          Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on November 1, 1984. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

          (c)  Identification of Certain Significant Employees.

               None.

          (d)  Family Relationships.

               None.

          (e)  Business Experience.

               The Managing General Partner was incorporated in Massachusetts on November 1, 1984. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

          Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

          Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was a Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

          Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships.
As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

          Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

          Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and
May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

          James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the firm's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

          Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

          (f)  Involvement in Certain Legal Proceedings.

               None.


Item 11.  Executive Compensation.

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Note 1, Note 2 and Note 6 of Notes to Financial Statements.

     The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996. Cash distributions to General Partners include amounts distributed after year end with respect to 1996.


                                                                     Amount of
                                                                    Compensation
                                                                        and
Receiving Entity                     Type of Compensation          Reimbursement
----------------------------------   ---------------------------   -------------

AEW Real Estate Advisors, Inc.       Management Fees and
(formerly known as Copley Real       Reimbursement of Expenses      $    232,825
Estate Advisors, Inc.)

General Partners                     Share of Distributable Cash          22,328

New England Securities Corporation   Servicing Fees and
                                     Out-of-Pocket Reimbursements         17,501
                                                                     -----------

                                     TOTAL                          $    272,654
                                                                     -----------


     For the year ended December 31, 1996, the Partnership allocated $11,510 of taxable income to the General Partners.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security Ownership of Certain Beneficial Owners

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

     (b)  Security Ownership of Management.

          An affiliate of the Managing General Partner of the Partnership owned 768 Units as of December 31, 1996.

     (c)  Changes in Control.

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions.

     The Partnership has no relationships or transactions to report other than as reported in Item 11, above.


                                PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

               (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, Financial Statements Index No. 2 and Financial Statements Index No. 3 are filed as part of this Annual Report.

               (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

               (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1996, the Partnership filed no Current Report on Form 8-K.

                 New England Life Pension Properties III;

                    A Real Estate Limited Partnership




                          Financial Statements

                              * * * * * * *








                           December 31, 1996








                   New England Life Pension Properties III;

                       A Real Estate Limited Partnership




                             Financial Statements


                                 * * * * * * *







                               December 31, 1996

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE





                                                                        Page


Report of Independent Accountants ...................................

Financial Statements:

     Balance Sheet - December 31, 1996 and 1995 .....................


     Statement of Operations - Years ended December 31, 1996,
          1995 and 1994 .............................................

     Statement of Changes in Partners' Capital (Deficit)-
          Years ended December 31, 1996, 1995 and 1994 ..............

     Statement of Cash Flows - Years ended December 31, 1996,
          1995 and 1994 .............................................

     Notes to Financial Statements ..................................

Financial Statement Schedule:

              Schedule III - Real Estate and Accumulated Depreciation
                            at December 31, 1996

                      Report of Independent Accountants


To the Partners

New England Life Pension Properties III;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company III, Inc., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's joint ventures for the years ended December 31, 1996, 1995 and 1994, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements and for which equity in joint venture income aggregated $1,587,249, $1,499,646 and $1,480,927 for the years ended December 31, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the years ended December 31, 1996, 1995 and 1994, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.







 /s/ Price Waterhouse LLP
Boston, Massachusetts
March 24, 1997

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET

                                                         December 31,
                                               ---------------------------------

                                                      1996             1995
                                               ----------------  ---------------

Assets

Real estate investments:
     Joint ventures                            $   17,762,647    $   18,116,002
     Property, net                                  1,265,968         1,243,499
                                                --------------    -------------
                                                   19,028,615        19,359,501

Cash and cash equivalents                           1,260,892         1,399,905
Short-term investments                              1,169,666         2,111,608
                                                -------------     -------------
                                               $   21,459,173    $   22,871,014
                                                -------------     -------------
                                                -------------     -------------

Liabilities and Partners' Capital

Accounts payable                               $       74,172    $       88,184
Accrued management fee                                 45,792            42,101
                                                -------------     -------------
Total liabilities                                     119,964           130,285
                                                -------------     -------------
                                                -------------     -------------
Partners' capital (deficit):
     Limited partners ($485.54 and $493.14
     per unit, respectively; 75,000 units
     authorized, 68,414 units issued and
     outstanding)
                                                   21,391,344        22,784,048
     General partners                                 (52,135)          (43,319)
                                                -------------     -------------
Total partners' capital                            21,339,209        22,740,729
                                                -------------     -------------
                                               $   21,459,173    $   22,871,014
                                                -------------     -------------
                                                -------------     -------------





               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                 Year ended December 31,
                                     ------------------------------------------

                                         1996           1995             1994
                                     ------------    ------------    ----------
Investment Activity

Property rentals                    $   208,142     $   213,127     $    14,833
Property operating expenses             (96,953)       (147,938)        (10,570)
Depreciation and amortization           (94,620)        (55,239)         (2,802)
                                     ----------      ----------      ----------
                                         16,569           9,950           1,461

Joint venture earnings                1,587,249       1,499,646       1,480,927
Ground rentals and interest
     on mortgage loans                     -               -            130,858
Amortization                             (9,464)         (9,464)        (14,509)
                                     ----------      ----------      ----------

     Total real estate operations     1,594,354       1,500,132       1,598,737

Interest on cash equivalents
     and short-term investments         166,173         199,817         133,845
                                     ----------      ----------      ----------

     Total investment activity        1,760,527       1,699,949       1,732,582
                                     ----------      ----------      ----------

Portfolio Expenses

General and administrative              225,808         244,142         224,032
Management fee                          220,825         168,404         147,627
                                     ----------      ----------      ----------
                                        446,633         412,546         371,659
                                     ----------      ----------      ----------

Net Income                          $ 1,313,894     $ 1,287,403     $ 1,360,923
                                     ----------      ----------      ----------
                                     ----------      ----------      ----------

Net income per limited
     partnership unit               $     19.01     $     18.63     $     19.69
                                     ----------      ----------      ----------
                                     ----------      ----------      ----------


Cash distributions per limited
     partnership unit               $     39.37     $     24.64     $     51.03
                                     ----------      ----------      ----------
                                     ----------      ----------      ----------

Number of limited partnership
      units outstanding during
      the year                           68,414          68,414          68,414
                                     ----------      ----------      ----------
                                     ----------      ----------      ----------



                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS


                                                 Year ended December 31,
                                     -------------------------------------------

                                         1996           1995             1994
                                     ------------    ------------    ----------
Cash flows from
operating activities:
   Net income                       $ 1,313,894     $ 1,287,403     $ 1,360,923
     Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
         Depreciation and
           amortization                 104,084          64,703          17,311
         Equity in joint venture
           net income                (1,587,249)     (1,499,646)     (1,480,927)
         Cash distributions
           from joint ventures        1,931,140       2,048,743       1,916,921
         Decrease (increase)
           in investment income
           and other receivables         16,268         (17,006)          6,799
         Decrease (increase) in
           property working capital    (106,695)         65,207           2,143
         Increase (decrease) in
           liabilities                  (10,321)          2,135          14,340
                                      ----------      ----------      ---------

   Net cash provided by operating
     activities                       1,661,121       1,951,539       1,837,510
                                      ----------      ----------      ---------

Cash flows from investing activities:
   Capital expenditures on
     owned property                     (10,394)       (174,934)           -
   Decrease (increase) in short-term
     investments, net                   925,674      (1,097,788)        838,799
                                      ----------      ----------      ---------

   Net cash provided by (used in)
     investing activities               915,280      (1,272,722)        838,799
                                      ----------      ----------      ---------

Cash flows from financing activity:
   Distributions to partners         (2,715,414)     (1,702,748)     (3,505,008)
                                      ----------      ----------      ---------

   Net cash used in financing
     activity                        (2,715,414)     (1,702,748)     (3,505,008)
                                      ----------      ----------      ---------

   Net decrease in cash
     and cash equivalents              (139,013)     (1,023,931)       (828,699)


Cash and cash equivalents:
  Beginning of year                   1,399,905       2,423,836       3,252,535
                                      ----------      ----------      ---------

  End of year                       $ 1,260,892     $ 1,399,905     $ 2,423,836
                                      ----------      ----------      ---------
                                      ----------      ----------      ---------

Non-Cash Transaction:

     Effective November 15, 1994, the Partnership's ground lease/mortgage loan investment in North Cabot Industrial Park was restructured to a wholly-owned property. The carrying value of this asset at conversion was $1,193,956, which approximated market value.

                  (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                             Year ended December 31,
                          ---------------------------------------------------------------------------------
                                   1996                       1995                           1994
                                 ---------                  ----------                  -------------
                           General       Limited         General     Limited        General      Limited
                          Partners       Partners       Partners     Partners      Partners      Partners
                          --------       --------       --------     --------      --------      ---------
Balance at beginning
  of year                $ (43,319)     $ 22,784,048    $ (39,166)   $ 23,195,240  $ (38,934)    $25,339,093

Cash distributions         (21,955)       (2,693,459)     (17,027)     (1,685,721)   (13,841)     (3,491,167)

Net income                  13,139         1,300,755       12,874       1,274,529     13,609       1,347,314

Balance at  end of
 year                    $ (52,135)     $ 21,391,344    $ (43,319)   $ 22,784,048  $ (39,166)    $23,195,240















                 (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

     General

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985, and acquired the three investments it currently owns prior to the end of 1988. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is in the best interest of the limited partners.

     The Managing General Partner of the Partnership is Copley Properties Company III, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ACOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management L.P. was formed, into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

     Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

     At December 31, 1996 and 1995, an affiliate of the Managing General Partner owned 768 and 631 units of limited partnership interest, respectively, which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 1996, $13,368 in 1995, and $12,000 in 1994).
Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are generally 3% of the selling price of property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $17,501, $15,682 and $25,182 in 1996, 1995 and 1994, respectively.


Note 2 - Summary of Significant Accounting Policies

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

     Real Estate Joint Ventures

     Investments in joint ventures, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. Currently, the Partnership records an amount equal to 100% of the operating results of the property, after the elimination of all inter-entity transactions. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

     Property

     Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, and other operating net assets (liabilities). The Partnership's initial carrying value of a property previously subject to a ground lease/mortgage loan arrangement equals the Partnership's carrying value of the predecessor investment on the conversion date.

     Capitalized Costs, Depreciation and Amortization

     Maintenance and repair costs are expensed as incurred; significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the estimated useful lives of the underlying real property.

     Certain tenant leases provide for rent concessions at the beginning of the lease terms and for rental increases over the lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment, other than a mortgage loan, to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposal of the property. The impairment loss is based on the excess of the investments' carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale.
Property held for sale is not depreciated during the holding period. Prior to the adoption of Statement of Financial Accounting Standards No. 121 effective January 1, 1995, the impairment loss was measured based on the excess of the investment's carrying value over its net realizable value.

     The carrying value of an investment may be greater or less than its current appraised value. At December 31, 1996 and 1995, the appraised value of each of the Partnership's investments exceeded its related carrying value; the aggregate excess was approximately $6,100,000 and $5,400,000 respectively. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Ground Leases and Mortgage Loans

     While the related land and loans are legally separable, the terms thereof have been negotiated jointly and investment performance is evaluated on a combined basis. They are, therefore, presented together in the accompanying balance sheet and statement of operations.

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

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1996 and 1995, all investments are in commercial paper with less than three months and seven months, respectively, remaining to maturity.
     Deferred Disposition Fees

     According to the terms of the advisory contract, AEW is entitled to disposition fees related to sales of real estate investments. Payment of these fees, however, is contingent upon the limited partners' first receiving their capital, plus stipulated returns thereon. Since inception, the Partnership sold several investments and had accrued disposition fees of $1,116,984 through September 30, 1992. In light of the then current value of the Partnership's remaining investments and the expectations for improvement over the Partnership's investment horizon, the Managing General Partner determined in 1992 that the likelihood of payment of these fees is remote. Accordingly, the previously accrued liability was reduced to zero.

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


     The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the businesses is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint venture for a fee.

     270 Technology Park

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

     Future aggregate minimum rents due to the venture under noncancellable operating leases are: $713,285 in 1997; $662,002 in 1998; $528,045 in 1999;
$315,774 in 2000; and $199,350 in 2001.

     Bayberry Apartments

     On April 4, 1988, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates to construct and operate a garden apartment community in Gaithersburg, Maryland. The Partnership has a 65% ownership interest and committed to a maximum capital contribution of $14,350,000, and a deficit contribution (characterized as junior capital) of $230,000. The preferential return rate is 10.25% per annum on the capital contributed and the greater of the prime rate plus 2% or 10.25% on the deficit contribution. At December 31, 1996 and 1995, the Partnership had contributed $14,349,983 of its capital commitment, plus $225,957 as a prorata deficit contribution. Sixty-five percent of the Partnership's capital contribution is characterized as "senior" capital. If senior capital is prepaid, the Partnership is entitled to a special distribution intended to preserve the preferential return yield on senior capital through the ninth anniversary of the venture.

Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the joint ventures:

                        Assets and Liabilities


                                                        December 31,
                                                  -----------------------
                                                    1996             1995
                                                  -------           -------
Assets


   Real property, net of accumulated
     depreciation of $4,812,441 and
        $4,273,114, respectively                $ 15,325,895     $ 15,753,539
   Other assets                                      659,368          660,423
                                                ------------     ------------
                                                  15,985,263       16,413,962
                                                ------------     ------------

Liabilities                                          115,892          280,372
                                                ------------     ------------

Net assets                                      $ 15,869,371     $ 16,133,590
                                                ------------     ------------


                             Results of Operations

                                           Year ended December 31,
                                           -----------------------
                                    1996            1995             1994
                                  --------        --------         ---------
Revenue

   Rental income               $  3,204,233     $  3,137,936     $  3,099,174
   Other income                       7,637            7,501            7,813
                               ------------     ------------     ------------
                                  3,211,870        3,145,437        3,106,987
                               ------------     ------------     ------------
Expenses

   Operating expenses             1,085,295        1,070,570        1,043,809
   Depreciation and amortization    539,326          575,221          582,251
                               ------------     -------------    ------------
                                  1,624,621        1,645,791        1,626,060
                               ------------     -------------    ------------

Net income                     $  1,587,249     $  1,499,646     $  1,480,927
                               ------------     -------------    ------------


     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

Note 4 - Property

     North Cabot Industrial Park (formerly Marathon/Hayward)

     In September 1985, the Partnership acquired land in Hayward, California, for $786,130 and leased it back to the seller. The Partnership also made a nonrecourse permanent mortgage loan of $2,663,870 to the ground lessee to finance the two research and development buildings.

     On November 15, 1994, the Partnership restructured this ground lease/mortgage loan investment into a wholly-owned property, due to the inability of the ground lessee/mortgagee to meet its financial obligations. The Partnership received $85,000 in settlement of the guaranty provided by principals of the ground lessee, which is included in ground rentals and interest on mortgage loans in 1994. The Partnership obtained title to the improvements on the land, and to certain other operating assets in full satisfaction of the related mortgage loan and obligations under the ground lease, and in consideration of the assumption by the Partnership of certain operating liabilities. The carrying value of the ground lease/mortgage loan investment as of the date of restructuring was allocated to land, buildings and net operating assets.

     The following is summary of the Partnership's investment in property:


                                                        December 31,
                                                   ---------------------
                                                    1996            1995
                                                   -------        -------
   Land                                         $   347,772    $  347,772
   Buildings and improvements                     1,031,512     1,021,118
   Accumulated depreciation and amortization       (138,503)      (58,041)
   Net operating assets (liabilities)                25,187       (67,350)
                                                ------------  ------------
                                                $ 1,265,968    $ 1,243,499
                                                ------------  ------------

     The buildings are being depreciated over a 25 year period. The minimum future rentals under non-cancelable operating leases are: $225,439 in 1997; $145,583 in 1998; $103,475 in 1999, $54,568 in 2000; and $19,666 in 2001.

     Prior to 1994, the Managing General Partner determined that the carrying value of the North Cabot Industrial Park investment should be reduced to estimated fair market value. Accordingly, the carrying value was reduced by $2,500,000.

     Sale of Heritage Green Plaza

     On December 17, 1993, the Partnership sold the Heritage Green Shopping Center in Aurora County, Colorado. On January 27, 1994, the Partnership made a capital distribution to the limited partners in the aggregate amount of $2,120,834 ($31 per limited partnership unit).

Note 5 - Income Taxes

     The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                           Year ended December 31,
                                           -----------------------
                                    1996            1995             1994
                                  --------        --------         ---------

Net income per financial
   statements                  $  1,313,894   $  1,287,403       $  1,360,923
Timing differences:
   Joint venture earnings          (224,467)       (94,384)           (99,457)
   Depreciation and amortization     58,395         28,223             (1,241)
   Property sales and operations       -            (3,313)             4,939
   Expenses                           3,188          3,188             (1,164)
   Interest on mortgage loan           -               -           (2,252,242)
                               ------------    ------------      -------------

Taxable income (loss)          $    1,151,010 $  1,221,117       $   (988,242)



Note 6 - Partners' Capital

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.


     Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sale transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $982.14 during 1987, to $946.14 during 1988, to $796.14 during 1989, to $694.14 during 1992, to $524.14 during
1993, to $493.14 during 1994, and to $485.54 during 1996. The capital distribution in 1996 of $519,946 represented previously undistributed proceeds from sales of various properties. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event

     Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $463,004 ($6.70 per limited partnership unit).

                          NEW ENGLAND LIFE PENSION PROPERTIES  III;
                             A REAL ESTATE LIMITED PARTNERSHIP
                                        SCHEDULE  III
                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      DECEMBER 31, 1996


                                                             Costs Capitalized                 Gross amount at which
                             Initial Cost (s)              Subsequent to Acquisition         Carried at Close of Period
                      ________________________________    _____________________________   _____________________________________

                                                                            Changes in                       Changes in
                               Buildings &   Other                            Other             Buildings &     Other
Description           Land    Improvements  Net Assets    Improvements      Net Assets    Land  Improvements Net Assets   Total
___________           ____    ____________  ___________   _____________     ___________   ____  ____________ ___________  _____

Research and
 Development Bldg.    347,772          0            0       1,031,512          25,187     347,772  1,031,512    25,187  1,404,471
 Hayward, California
 (Note A)
                      ___________________________________________________________________________________________________________

Sub-Total             $347,772        $0           $0      $1,031,512         $25,187    $347,772 $1,031,512   $25,187  $1,404,471



                          Accumulated     Date of          Date      Depreciable
Description              Depreciation   Construction     Acquired        Life
____________             ____________   _____________   _________    ___________

Research and               (138,603)      Completed      3/21/89        25 Years
 Development Bldg.                                     (converted to
 Hayward, California                                    wholly-owned
 (Note A)                  ($138,603)                       on
                                                          11/15/94



    (A)  Reconciliation of Real Estate owned:
         Beginning balance, January 1, 1996                 $1,301,540
         Investment in property                                 10,394
         Increase (decrease) in working capital                 92,537
         Ending balance, December 31, 1996                  $1,404,471
                                                             _________

         Accumulated Depreciation January 1, 1996             ($58,041)
         Depreciation Expense - 1996                           (80,462)
                                                           _________

         Accumulated Depreciation December 31, 1996          ($138,503)
                                                             _________
                                                             _________

                         NEW ENGLAND LIFE PENSION PROPERTIES III;
                           A REAL ESTATE LIMITED PARTNERSHIP
                                SCHEDULE III (Continued)
                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                     DECEMBER 31, 1996



                                                             Costs Capitalized                 Gross amount at which
                             Initial Cost (s)              Subsequent to Acquisition         Carried at Close of Period
                      ________________________________    _____________________________   _____________________________________


                      Encum-                Buildings &                    Carrying                    Buildings &
Description           brance    Land       Improvements   Improvements      Costs        Land         Improvements      Total
___________           ____    ____________  ___________   _____________     ___________   ____         ___________      _____


60% interest in 270
Technology Park.
Owners of three                                            See Note B                                                 $6,402,273
research and     _________________________________________          _________________________________________________
development buildings
in Frederick, Maryland


65% interest in
Bayberry Assoc.
Owners of nine                                            See Note B                                                  11,360,374
apartment buildings  _____________________________________          __________________________________________________
in Gaithersburg,
Maryland

  Sub-Total                                                                                                           17,762,647
                                                                                                                      __________

Total Real Estate and Joint Ventures                                                                                 $19,167,118


                          Accumulated     Date of          Date      Depreciable
                         Depreciation   Construction     Acquired        Life
                         ____________   _____________   _________    ___________

60% interest in 270
Technology Park. Owners
of three research and         -               -         8/29/87      30/15 Years
development buildings in                              (converted to
Frederick, Maryland                                   joint venture
                                                            on
                                                         1/1/88)

65% interest in Bayberry
Assoc. Owners of nine
apartment buildings in        -               -          4/4/88     30/15 Years
Gaithersburg, Maryland

    Sub-Total
                         ___________


Total Real Estate
and Joint Ventures         ($138,503)
                          __________



                       NEW ENGLAND LIFE PENSION PROPERTIES  III
                                NOTE B TO SCHEDULE III


                                                 Balance          Equity In       Dustributions       Amortization      Balance
                              Percent Of       At Beginning        Income/            From                 of           At End
Description                    Ownership         Of Year           (Loss)         Joint Ventures       Acq.  Fees       Of Year
-----------------------       ----------       ------------       ---------       --------------      ------------     ---------

270 Technology Park               50%             6,327,494        619,367           (541,400)             (3,188)     6,402,273

Bayberry Associates               65%            11,788,508        967,882         (1,389,740)             (6,276)    11,360,374
                                                 ----------      ---------         ----------           ---------     ----------
                                                 18,116,002      1,587,249         (1,931,140)             (9,464)    17,762,647
                                                 ----------      ---------         ----------           ---------     ----------
                                                 ----------      ---------         ----------           ---------     ----------

                                 FINANCIAL STATEMENTS
                                     INDEX NO. 2

                Independent Auditor's Report and Financial Statements

                                of MORF Associates III

                (referred to elsewhere herein as 270 Technology Park)





                                                                          Page #


Independent Auditor's Report of Wolpoff and Company, LLP..............

Balance Sheet - December 31, 1996 and 1995............................

Statement of Income - For the Years ended
  December 31, 1996, 1995 and 1994....................................

Statement of Partners' Capital - For the Years ended
  December 31, 1996, 1995 and 1994....................................

Statement of Cash Flows - For the Years ended
  December 31, 1996, 1995 and 1994....................................

Notes to Financial Statements.........................................

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                                FINANCIAL REPORT

                               DECEMBER 31, 1996

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                                    CONTENTS

                               DECEMBER 31, 1996

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS                      1

FINANCIAL STATEMENTS

    Balance Sheet                                                         2

    Statement of Income                                                   3

    Statement of Partners' Capital                                        4

    Statement of Cash Flows                                               5

    Notes to Financial Statements                                        6-8

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION                 9

SUPPLEMENTARY INFORMATION

    Schedule of Partners' Capital                                        10

    Schedule of Changes in Partners' Capital--Income Tax Basis           11

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                                 BALANCE SHEET

                                     ASSETS

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------
PROPERTY, AT COST--Note 1
  Buildings and Improvements......................................  $  6,505,771  $  6,429,154
  Land............................................................       247,652       247,652
  Deferred Leasing Costs..........................................       348,150       313,084
                                                                    ------------  ------------
                                                                       7,101,573     6,989,890
  Less Accumulated Depreciation and Amortization..................     1,364,270     1,200,036
                                                                    ------------  ------------
     PROPERTY, NET................................................     5,737,303     5,789,854

OTHER ASSETS
  Cash and Cash Equivalents--Note 1...............................       166,474        20,325
                                                                    ------------  ------------
  Receivable from Tenants.........................................        90,782       106,062
  Deferred Rent Receivable--Note 1................................       144,262       120,348
  Less Allowance for Doubtful Accounts............................       (50,000)      (25,000)
                                                                    ------------  ------------
                                                                         185,044       201,410
                                                                    ------------  ------------
  Prepaid Expenses................................................        11,944         2,313
                                                                    ------------  ------------
     TOTAL OTHER ASSETS...........................................       363,462       224,048
                                                                    ------------  ------------
                                                                    $  6,100,765  $  6,013,902
                                                                    ------------  ------------
                                                                    ------------  ------------
                    LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts Payable and Accrued Expenses...........................  $      8,022  $      1,851
  Tenant Security Deposits........................................        43,617        40,891
                                                                    ------------  ------------
     TOTAL LIABILITIES............................................        51,639        42,742

PARTNERS' CAPITAL--Note 2.........................................     6,049,126     5,971,160
                                                                    ------------  ------------
                                                                    $  6,100,765  $  6,013,902
                                                                    ------------  ------------
                                                                    ------------  ------------

    The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                              STATEMENT OF INCOME

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
REVENUE
  Gross Rent Potential--Notes 1 and 5........................................  $  884,222  $  876,371  $  876,157
  Less Vacancies.............................................................      42,955      22,445      49,636
                                                                               ----------  ----------  ----------
    Net Rental Income........................................................     841,267     853,926     826,521
  Expense Reimbursements from Tenants........................................     134,744     115,054     131,636
  Other Income...............................................................       3,489       2,592       3,253
                                                                               ----------  ----------  ----------
     TOTAL REVENUE...........................................................     979,500     971,572     961,410
                                                                               ----------  ----------  ----------
OPERATING EXPENSES
  Property Taxes.............................................................      64,048      70,700      69,504
  Building and Grounds Maintenance...........................................      48,679      32,535      44,151
  Utilities..................................................................      21,120      12,049      23,921
  Management Fees--Note 3....................................................      29,445      25,718      29,554
  General and Administrative.................................................       9,779      10,161      16,101
  Insurance..................................................................       5,560       5,796       5,603
  Bad Debt Expense...........................................................      17,268      25,000         528
                                                                               ----------  ----------  ----------
     TOTAL OPERATING EXPENSES................................................     195,899     181,959     189,362
                                                                               ----------  ----------  ----------
OPERATING INCOME.............................................................     783,601     789,613     772,048

DEPRECIATION AND AMORTIZATION................................................     164,234     165,592     157,115
                                                                               ----------  ----------  ----------
NET INCOME--Note 4...........................................................  $  619,367  $  624,021  $  614,933
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
CAPITAL CONTRIBUTIONS...................................................  $  6,220,001  $  6,220,001  $  6,220,001

CAPITAL PLACEMENT FEE--Note 1...........................................       (50,515)      (50,515)      (50,515)
                                                                          ------------  ------------  ------------
                                                                             6,169,486     6,169,486     6,169,486
                                                                          ------------  ------------  ------------
ACCUMULATED INCOME
  Prior Years...........................................................     4,864,265     4,240,244     3,625,311
  Current Year..........................................................       619,367       624,021       614,933
                                                                          ------------  ------------  ------------
                                                                             5,483,632     4,864,265     4,240,244
                                                                          ------------  ------------  ------------
DISTRIBUTIONS--Note 2
  Prior Years...........................................................    (5,062,591)   (4,363,915)   (3,685,814)
  Current Year..........................................................      (541,401)     (698,676)     (678,101)
                                                                          ------------  ------------  ------------
                                                                            (5,603,992)   (5,062,591)   (4,363,915)
                                                                          ------------  ------------  ------------
TOTAL PARTNERS' CAPITAL.................................................  $  6,049,126  $  5,971,160  $  6,045,815
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.................................................................  $  619,367  $  624,021  $  614,933
                                                                               ----------  ----------  ----------
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating
    Activities
      Depreciation and Amortization..........................................     164,234     165,592     157,115
      Change in Deferred Rent Receivable.....................................     (23,914)    (60,751)      1,222
      Change in Receivable from Tenants, Net of Allowance....................      40,280     (13,903)     11,946
      Change in Prepaid Expenses.............................................      (9,631)      1,542       1,444
      Change in Accounts Payable.............................................       6,171      (7,600)     (8,858)
                                                                               ----------  ----------  ----------
        Total Adjustments....................................................     177,140      84,880     162,869
                                                                               ----------  ----------  ----------
          Net Cash Provided by Operating Activities..........................     796,507     708,901     777,802
                                                                               ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in Tenant Security Deposits.........................................       2,726      10,430      (1,620)
  Additions to Property......................................................     (76,617)    (79,117)    (56,997)
  Leasing Commissions........................................................     (35,066)    (41,300)    (14,453)
                                                                               ----------  ----------  ----------
          Net Cash Used by Investing Activities..............................    (108,957)   (109,987)    (73,070)
                                                                               ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners..................................................    (541,401)   (698,676)   (678,101)
                                                                               ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................     146,149     (99,762)     26,631

  CASH AND CASH EQUIVALENTS, BEGINNING.......................................      20,325     120,087      93,456
                                                                               ----------  ----------  ----------
  CASH AND CASH EQUIVALENTS, ENDING..........................................  $  166,474  $   20,325  $  120,087
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The notes to financial statements are an integral part of this statement.

                                    [LOGO]


To the Partners
MORF Associates III
  (A Maryland General Partnership)
Columbia, Maryland

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

    We have audited the balance sheet of MORF Associates III (A Maryland General Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MORF Associates III
(A Maryland General Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

                                       WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 20, 1997

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

    Note 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization
    MORF Associates III (A Maryland General Partnership) (the Partnership) was formed on January 1, 1988, under the Maryland Uniform Partnership Act. The land and buildings were conveyed to the Partnership by M.O.R.F. III Associates Limited Partnership, a general partner. The buildings were in service and partially leased on the date conveyed.

    Cash and Cash Equivalents
    The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

    The majority of the Partnership's cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation
    (FDIC) up to $100,000. Periodically during the year, the balance may have exceeded the FDIC limitation.

    Rental Income
    Rental income for the major leases is being recognized on a straight-line basis over the terms of the leases. The excess of the rental income recognized over the amount stipulated in the lease is shown as deferred rent receivable.

    Property
    The Partnership owns and operates 3 office buildings in Frederick, Maryland containing approximately 86,300 square feet of leasable area.

    All property is recorded at cost. Information regarding the buildings is as follows:

                                                                                                   OCCUPANCY AT
                                                                                       -------------------------------------
                                                                 SQUARE
BUILDING                                                          FEET      TENANTS     12/31/96     12/31/95     12/31/94
--------------------------------------------------------------  ---------  ----------  -----------  -----------  -----------
C.............................................................     45,800  Multiple           100%         100%          97%
D.............................................................     11,700  Multiple            86%          88%          75%
E.............................................................     28,800  Multiple           100%         100%         100%
                                                                ---------  ----------         ---          ---          ---
                                                                   86,300                      98%          98%          96%
                                                                ---------  ----------         ---          ---          ---
                                                                ---------  ----------         ---          ---          ---

    Depreciation
    Building costs and tenant improvements are being depreciated using the straight-line method over the estimated useful lives of 50 years.

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS--CONTINUED

                               DECEMBER 31, 1996

Note 1--Amortization
(Cont.) Deferred leasing costs are being amortized over the lease periods.

        Income Taxes
        Partnerships, as such, are not subject to income taxes. The individual partners are required to report their respective share of partnership income or loss and other tax items on their respective income tax returns.

        Capital Placement Costs
        Costs incurred for arranging the Partnership's equity have been treated as a reduction of partners' capital.

        Use of Estimates
        The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management regarding certain types of assets, liabilities, revenue, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Note 2--PARTNERS' CAPITAL

        Capital Investment
        New England Life Pension Properties III (NELPP III) has invested equity of $6,220,000 in the Partnership. NELPP III is entitled to a cumulative priority return of 10.5% compounded monthly on its investment.

        During 1996, 1995 and 1994, $541,401, $698,676 and $678,101,
        respectively, was paid to NELPP III under this agreement. As of December 31, 1996, 1995 and 1994, unpaid priority returns amounted to $732,013, $560,857 and $547,713, respectively.

Note 3--RELATED PARTY TRANSACTIONS

        Management Fees
        The Partnership has entered into an agreement with Manekin Corporation, an affiliated entity, to act as management agent for the property. The management agreement provides for fees equal to 3% of rent and tenant expense billings.

        Leasing Commissions
        Leasing commissions of $35,961 and $15,212 were paid to Manekin Corporation during the years ended December 31, 1995 and 1994, respectively. No leasing commissions were paid to Manekin Corporation during 1996.

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS--CONTINUED

                               DECEMBER 31, 1996

Note 4--TAX ACCOUNTING

        Tax accounting differs from financial accounting as follows:

                                                                             CURRENT       PRIOR
                                                                               YEAR        YEARS         TOTAL
                                                                            ----------  ------------  ------------
Financial Statement Income................................................  $  619,367  $  4,864,265  $  5,483,632
Additional Depreciation...................................................     (73,955)     (557,556)     (631,511)
Deferred Rental Income Not Subject to Tax.................................     (23,914)     (120,348)     (144,262)
Prepaid Property Taxes....................................................      (9,631)          -0-        (9,631)
Allowance for Doubtful Accounts...........................................      16,500        25,000        41,500
                                                                            ----------  ------------  ------------
Taxable Income............................................................  $  528,367  $  4,211,361  $  4,739,728
                                                                            ----------  ------------  ------------
                                                                            ----------  ------------  ------------

Note 5--LEASES

        The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1996:

Year Ending December 31,      1997   $ 713,285
                              1998     662,002
                              1999     528,045
                              2000     315,774
                              2001     199,350
                                    ----------
                                    $2,418,456

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





                             WOLPOFF & COMPANY, LLP



Baltimore, Maryland
January 20, 1997

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                         SCHEDULE OF PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1996

                                                                                         M.O.R.F.
                                                                          NEW ENGLAND       III
                                                                         LIFE PENSION   ASSOCIATES
                                                                          PROPERTIES      LIMITED
                                                                              III       PARTNERSHIP     TOTAL
                                                                         -------------  -----------  ------------
OWNERSHIP PERCENTAGE...................................................            50%           50%          100%
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------
CAPITAL CONTRIBUTIONS..................................................   $ 6,220,000   $         1  $  6,220,001
CAPITAL PLACEMENT FEE..................................................       (50,515)          -0-       (50,515)
                                                                         -------------  -----------  ------------
                                                                            6,169,485             1     6,169,486
                                                                         -------------  -----------  ------------
ACCUMULATED INCOME
  Prior Years..........................................................     4,729,265       135,000     4,864,265
  Current Year.........................................................       619,367           -0-       619,367
                                                                         -------------  -----------  ------------
                                                                            5,348,632       135,000     5,483,632
                                                                         -------------  -----------  ------------
DISTRIBUTIONS--Note 2
  Prior Years..........................................................    (4,927,591)     (135,000)   (5,062,591)
  Current Year.........................................................      (541,401)          -0-      (541,401)
                                                                         -------------  -----------  ------------
                                                                           (5,468,992)     (135,000)   (5,603,992)
                                                                         -------------  -----------  ------------
TOTAL PARTNERS' CAPITAL................................................   $ 6,049,125   $         1  $  6,049,126
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------

    See Independent Auditor's Report on Supplementary Information.

                              MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

           SCHEDULE OF CHANGES IN PARTNERS' CAPITAL--INCOME TAX BASIS

                          YEAR ENDED DECEMBER 31, 1996

                                                                                         M.O.R.F.
                                                                          NEW ENGLAND       III
                                                                         LIFE PENSION   ASSOCIATES
                                                                          PROPERTIES      LIMITED
                                                                              III       PARTNERSHIP     TOTAL
                                                                         -------------  -----------  ------------
OWNERSHIP PERCENTAGE...................................................            50%           50%          100%
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------
CAPITAL CONTRIBUTIONS..................................................   $ 6,220,000   $         1  $  6,220,001
CAPITAL PLACEMENT FEE..................................................       (50,515)          -0-       (50,515)
                                                                         -------------  -----------  ------------
                                                                            6,169,485             1     6,169,486
                                                                         -------------  -----------  ------------
ACCUMULATED INCOME
  Prior Years..........................................................     4,076,361       135,000     4,211,361
  Current Year.........................................................       536,914           -0-       536,914
                                                                         -------------  -----------  ------------
                                                                            4,613,275       135,000     4,748,275
                                                                         -------------  -----------  ------------
DISTRIBUTIONS--Note 2
  Prior Years..........................................................    (4,927,591)     (135,000)   (5,062,591)
  Current Year.........................................................      (541,401)          -0-      (541,401)
                                                                         -------------  -----------  ------------
                                                                           (5,468,992)     (135,000)   (5,603,992)
                                                                         -------------  -----------  ------------
TOTAL PARTNERS' CAPITAL................................................   $ 5,313,768   $         1  $  5,313,769
                                                                         -------------  -----------  ------------
                                                                         -------------  -----------  ------------

    See Independent Auditor's Report on Supplementary Information.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                              BAYBERRY ASSOCIATES

                           DECEMBER 31, 1996 AND 1995

                              BAYBERRY ASSOCIATES

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                           ------
INDEPENDENT AUDITORS' REPORT..........................................................        3

FINANCIAL STATEMENTS


   BALANCE SHEETS........................................................................     4

   STATEMENTS OF OPERATIONS..............................................................     5

   STATEMENTS OF PARTNERS' EQUITY........................................................     6

   STATEMENTS OF CASH FLOWS..............................................................     7

   NOTES TO FINANCIAL STATEMENTS.........................................................     8


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Bayberry Associates

    We have audited the accompanying balance sheets of Bayberry Associates as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayberry Associates as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Baltimore, Maryland
January 22, 1997

                               BAYBERRY ASSOCIATES

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                                                                       1996          1995
                                                                   ------------  -------------
                                ASSETS
INVESTMENT IN REAL ESTATE
  Land...........................................................  $  3,754,558  $   3,754,558
  Building and improvements......................................     8,503,711      8,503,711
  Personal property..............................................       778,494        778,494
                                                                   ------------  -------------
                                                                     13,036,763     13,036,763
  Less accumulated depreciation..................................     3,448,171      3,073,078
                                                                   ------------  -------------
                                                                      9,588,592      9,963,685
OTHER ASSETS
  Cash...........................................................       140,538        286,249
  Tenants' security deposits.....................................        28,362         37,045
  Tenants' accounts receivable...................................         7,453          7,410
  Prepaid expenses...............................................       119,553        105,671
                                                                   ------------  -------------
                                                                   $  9,884,498  $  10,400,060
                                                                   ------------  -------------
                                                                   ------------  -------------
                     LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
  Accounts payable and accrued expenses..........................  $     17,749  $      53,815
  Deferred rental income.........................................        12,959        116,003
  Accrued preferred return.......................................     2,479,619      2,122,073
  Accrued guaranteed payments....................................     1,335,179      1,142,655
  Tenants' security deposits payable.............................        27,425         36,481
  Due to affiliates..............................................         6,120         31,331
                                                                    ------------  -------------
                                                                      3,879,051      3,502,358
PARTNERS' EQUITY.................................................     6,005,447      6,897,702
                                                                   ------------  -------------
                                                                   $  9,884,498  $  10,400,060
                                                                   ------------  -------------
                                                                   ------------  -------------

                        See notes to financial statements

                               BAYBERRY ASSOCIATES

                            STATEMENTS OF OPERATIONS

                 Years ended December 31, 1996, 1995 and 1994

                                                                                1996        1995         1994
                                                                             ----------  ----------  ------------
Revenue
  Rent.....................................................................  $ 2,168,867  $ 2,118,199 $ 2,077,798
  Other lease related income...............................................      59,355      50,757        63,219
  Interest.................................................................       4,148       4,909         4,560
                                                                             ----------  ----------  ------------
                                                                              2,232,370   2,173,865     2,145,577
                                                                             ----------  ----------  ------------
Expenses
  Furnished apartment expense..............................................      17,384      23,253        13,478
  Advertising and promotion................................................      52,631      58,534        41,052
  Salaries.................................................................     203,722     208,734       203,728
  Administrative...........................................................      49,218      47,552        46,202
  Management fee...........................................................      77,525      75,271        74,700
  Maintenance..............................................................     205,007     190,717       202,452
  Utilities................................................................      72,901      67,098        56,206
  Real estate taxes........................................................     190,670     196,901       197,861
  Insurance................................................................      20,338      20,551        18,768
  Depreciation.............................................................     375,092     409,629       413,734
  Amortization.............................................................      --          --            11,402
  Guaranteed payments......................................................     651,048     632,894       615,462
                                                                             ----------  ----------  ------------
                                                                              1,915,536   1,931,134     1,895,045
                                                                             ----------  ----------  ------------
        EXCESS OF REVENUE OVER EXPENSES....................................  $  316,834  $  242,731  $    250,532
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------

                     See notes to financial statements

                              BAYBERRY ASSOCIATES

                         STATEMENTS OF PARTNERS' EQUITY

                   Years ended December 31, 1996, 1995 and 1994

                                                                          CHRISTOPHER   NEW ENGLAND
                                                                            BOZZUTO    LIFE PENSION
                                                                            LIMITED     PROPERTIES
                                                                          PARTNERSHIP       III          TOTAL
                                                                          -----------  -------------  ------------
Partners' equity (deficit), December 31, 1993...........................   $(345,536)   $ 9,068,349   $  8,722,813

Distributions...........................................................     (22,884)    (1,120,116)    (1,143,000)

Excess of revenue over expenses.........................................      22,884        227,648        250,532
                                                                          -----------  -------------  ------------
Partners' equity (deficit), December 31, 1994...........................    (345,536)     8,175,881      7,830,345

Distributions...........................................................     (15,527)    (1,159,847)    (1,175,374)

Excess of revenue over expenses.........................................      15,527        227,204        242,731
                                                                          -----------  -------------  ------------
Partners' equity (deficit), December 31, 1995...........................    (345,536)     7,243,238      6,897,702

Distributions...........................................................     (24,136)    (1,184,953)    (1,209,089)

Excess of revenue over expenses.........................................      24,136        292,698        316,834
                                                                          -----------  -------------  ------------
Partners' equity (deficit), December 31, 1996...........................   $(345,536)   $ 6,350,983   $  6,005,447
                                                                          -----------  -------------  ------------
                                                                          -----------  -------------  ------------

                             See notes to financial statements

                             BAYBERRY ASSOCIATES

                            STATEMENTS OF CASH FLOWS

                   Years ended December 31, 1996, 1995 and 1994

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Cash flow from operating activities
 Excess of revenue over expenses.............................................  $  316,834  $  242,731  $  250,532
 Adjustments to reconcile excess of revenue over expenses to net cash provided by operating activities
   Depreciation..............................................................     375,092     409,629     413,734
   Amortization..............................................................      --          --          11,402
   Changes in assets and liabilities
     (Increase) decrease in tenants' accounts receivable..................            (42)        202       3,110
     (Increase) decrease in prepaid expenses.................................     (13,882)      5,938      (6,682)
     (Decrease) increase in accounts payable.................................     (36,066)     45,335     (17,747)
     (Decrease) increase in deferred rental income...........................    (103,044)     22,256        (247)
     Increase in accrued guaranteed payments.................................     192,524     170,171     157,651
     (Decrease) increase in due to affiliate.................................     (25,211)     14,127      (2,206)
     Net security deposits (paid) received...................................        (373)       (565)      1,339
                                                                               ----------  ----------  ----------
      Net cash provided by operating activities..............................     705,832     909,824     810,886
                                                                               ----------  ----------  ----------
Cash flows from investing activities Purchase of fixed assets................      --         (19,755)     --
                                                                               ----------  ----------  ----------
      Net cash used in investing activities..................................      --         (19,755)     --
                                                                               ----------  ----------  ----------
Cash flows from financing activities Distributions to general partner........    (851,543)   (859,344)   (913,929)
                                                                               ----------  ----------  ----------
      Net cash used in financing activities..................................    (851,543)   (859,344)   (913,929)
                                                                               ----------  ----------  ----------
      NET (DECREASE) INCREASE IN CASH........................................    (145,711)     30,725    (103,043)
Cash, beginning..............................................................     286,249     255,524     358,567
                                                                               ----------  ----------  ----------
Cash, ending.................................................................  $  140,538  $  286,249  $  255,524
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Supplemental disclosure of cash flow information Cash paid during the year for guaranteed payments....................................................  $  458,524  $  462,724  $  457,811
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                          See notes to financial statements

                              BAYBERRY ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

NOTE A-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

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

                              BAYBERRY ASSOCIATES

                        DECEMBER 31, 1996, 1995 AND 1994

NOTE B--RELATED PARTY TRANSACTIONS

  MANAGEMENT FEE

  The Partnership is required to pay a management fee to Bozzuto Management Company, an affiliate of Christopher Bozzuto Limited Partnership, a general partner, in an amount equal to 3.5% of gross receipts collected. Management fees of $77,525, $75,271, and $74,700 were expensed in 1996, 1995 and 1994, respectively. At December 31, 1996, $6,120 remains unpaid, while $6,238 was unpaid as of December 31, 1995.

EXPENSES INCURRED AND REIMBURSED TO AFFILIATES

  The Partnership reimburses payroll and other costs incurred by Bozzuto & Associates, Inc. and Subsidiaries, affiliates of Christopher Bozzuto Limited Partnership, a general partner, for various administrative and operating costs relating to the project. During 1996, 1995 and 1994, $224,059, $229,285, and
  $222,496 were incurred, respectively. At December 31, 1996, those amounts were paid in full, however, $18,855 remained unpaid as of December 31, 1995.

NOTE C-PARTNERS' EQUITY

  The acquisition and development of the project was funded by capital contributions from New England Life Pension Properties III (NELP), a general partner, in the cumulative amount of $14,350,000, which consisted of senior and junior capital of $9,327,500 and $5,022,500, respectively. The Partnership agreement provides for both a "Senior and Junior Priority Return," on the outstanding capital, on a monthly basis, which is calculated at the rate of 10.25% per annum on the outstanding capital. The Priority Returns are payable monthly from Operating Cash Flow as defined in the Partnership agreement, however, (a) to the extent the full amount of the Senior Priority Return cannot be made from such sources on a monthly basis, an amount thereof equal to a 10.25% per annum cumulative return on the Senior Invested Capital may accrue, and such accruals shall bear interest at the rate of 10.25% per annum compounded monthly and (b) to the extent the full amount of the Junior Priority Return cannot be made from such sources on a monthly basis, the amount of the Junior Priority Return may accrue and such accruals shall bear interest at the rate of 10.25% per annum compounded monthly. To the extent the Senior Priority Return is required to be paid currently (and may not be accrued), it will be funded, if necessary,

                              BAYBERRY ASSOCIATES

                        DECEMBER 31, 1996, 1995 AND 1994

NOTE C-PARTNERS' EQUITY (Continued)

  out of the proceeds of Deficit Contributions and Default Capital Contributions. These Deficit Contributions and Default Capital Contributions accrue a return (Deficit Preferred Return) equal to the greater of NationsBank's prime rate plus 2% (9.75% at December 31, 1996) or 10.25% per annum. As of December 31, 1996 and 1995, NELP and Christopher Bozzuto Limited Partnership had made deficit capital contributions in the amounts of $225,956 and $122,500, respectively.

  At December 31, 1996 and 1995, the accrued Junior Priority Return (including accrued interest of $988,654 and $658,133, respectively) due totaled $3,510,514 and $3,019,186. The Senior Priority Return was paid in full on an annual basis. The accrued Deficit Preferred Return payable to NELP and Christopher Bozzuto Limited Partnership at December 31, 1996 was $178,033 and $126,251, respectively, and at December 31, 1995 was $143,427 and $102,116,
  respectively.

NOTE D-RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN

  The following is a reconciliation of the excess of revenue over expenses and partners' equity per the financial statements to the tax basis excess of revenue over expenses and partners' equity for the years ended December 31, 1996, 1995 and 1994.

                                            1996         1995         1994
                                          ----------   ----------   ----------

     Excess of revenue over expenses
      (financial statement basis)         $  316,834   $  242,731   $  250,532
     Deferred rental income                 (103,044)      22,257         (247)
     Real estate tax deduction under
      IRS Code Section 461                   (14,787)       6,775       (5,882)
                                          ----------   ----------   ----------

          Tax basis                       $  199,003   $  271,763   $  244,403
                                          ----------   ----------   ----------
                                          ----------   ----------   ----------

     Partners' equity (financial
      statement basis)                    $6,005,447   $6,897,702   $7,830,345
     Deferred rental income                   12,959      116,003       93,747
     Real estate tax deduction under
      IRS Code Section 461                  (109,836)     (95,049)    (101,825)
                                          ----------   ----------   ----------

          Tax basis                       $5,908,570   $6,918,656   $7,822,267
                                          ----------   ----------   ----------
                                          ----------   ----------   ----------

                                 FINANCIAL STATEMENTS
                                     INDEX NO. 3

                Independent Auditor's Report and Financial Statements

                                of Bayberry Associates





                                                                          Page #


Independent Auditor Report of Reznick Fedder and Silverman.........

Balance Sheets - December 31, 1996 and 1995........................

Statements of Operations - For the Years ended
  December 31, 1996, 1995 and 1994.................................

Statements of Changes in Partners' Equity - For the Years ended
  December 31, 1996, 1995 and 1994.................................

Statements of Cash Flows - For the Years ended
  December 31, 1996, 1995 and 1994.................................

Notes to Financial Statements......................................

                                    EXHIBIT INDEX


Exhibit                                                                     Page
Number                        Exhibit                                     Number
________                      _______                                    _______


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

                                    EXHIBIT INDEX


Exhibit                                                                     Page
Number                        Exhibit                                     Number
________                      _______                                    _______


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


10R.  Loan Agreement dated March 19, 1986 by and between Reston Two -
      Oxford Limited Partnership and the Registrant.                         *

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

                                    EXHIBIT INDEX


Exhibit                                                                     Page
Number                        Exhibit                                     Number
________                      _______                                    _______


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

                                    EXHIBIT INDEX


Exhibit                                                                     Page
Number                        Exhibit                                     Number
________                      _______                                    _______


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

                                    EXHIBIT INDEX


Exhibit                                                                     Page
Number                        Exhibit                                     Number
________                      _______                                    _______


10TT. Agreement of Sale made as of December 20, 1991, by and among          *
      the Registrant, as successor-in- interest to Webb-Brown Metro
      One Associates and Metro Parkway Investment Limited Partnership and Josias & Goren, P.A. as escrow agent.

10UU. Warranty Deed dated February 13, 1992, between the Registrant and     *
      Metro Parkway Investment Limited Partnership.

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

10AAA.Assignment of Subleases dated as of August 23, 1994 by and between
      the Registrant and NBS No. VI.                                        *












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

                                      NEW ENGLAND LIFE PENSION PROPERTIES III;
                                      A REAL ESTATE LIMITED PARTNERSHIP



Date:    March 28, 1997              By:   /s/ Joseph W. O'Connor
                                            Joseph W. O'Connor
                                            President of the
                                            Managing General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                      Title                        Date
    ---------                      -----                        ----

                            President, Principal
                            Executive Officer and
                            Director of the
/s/ Joseph W. O'Connor      Managing General Partner      March 28, 1997
-----------------------
    Joseph W. O'Connor

                            Principal Financial and
                            Accounting Officer of the
/s/ Daniel C. Mackowiak     Managing General Partner      March 28, 1997
-----------------------
    Daniel C. Mackowiak


                            Director of the
/s/ Daniel J. Coughlin      Managing General Partner      March 28, 1997
-----------------------
    Daniel J. Coughlin


                            Director of the
/s/ James J. Finnegan       Managing General Partner      March 28, 1997
----------------------
    James J. Finnegan