Form 10-Q
period 1997-03-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1997-05-14
CIK 757221

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    ______________________________________________________________________

For Quarter Ended March 31, 1997      Commission File Number 0-14052


                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


        Massachusetts                               04-2847256
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

   225 Franklin Street, 25th Fl.
      Boston, Massachusetts                           02110
(Address of principal executive offices)            (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000

________________________________________________________________________________
Former name, former address and former fiscal year if changed since last report

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

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                     PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEET
(Unaudited)

                                       March 31, 1997    December 31, 1996
                                       --------------    -----------------
ASSETS

Real estate investments:
   Joint ventures                       $17,759,249          $17,762,647
   Property, net                          1,227,330            1,265,968
                                        -----------          -----------
                                         18,986,579           19,028,615


Cash and cash equivalents                 1,423,240            1,260,892
Short-term investments                      942,075            1,169,666
                                        -----------          -----------
                                        $21,351,894          $21,459,173
                                        ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $    72,838          $    74,172
Accrued management fee                       45,655               45,792
                                        -----------          -----------
Total liabilities                           118,493              119,964
                                        -----------          -----------

Partners' capital (deficit):
    Limited partners ($485.54 per
      unit; 75,000 units authorized,
      68,414 units issued and
      outstanding)                       21,286,594           21,391,344
    General partners                        (53,193)             (52,135)
                                        -----------          -----------
Total partners' capital                  21,233,401           21,339,209
                                        -----------          -----------

                                        $21,351,894          $21,459,173
                                        ===========          ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                          Quarter Ended March 31,
                                         -------------------------
                                             1997         1996
                                         ------------  -----------
Investment Activity

Property rentals                            $ 62,785     $ 45,376
Property operating expenses                  (17,298)     (32,441)
Depreciation and amortization                (33,425)      (8,462)
                                            --------     --------
                                              12,062        4,473

Joint venture earnings                       421,261      387,747
Amortization                                  (2,366)      (2,366)
                                            --------     --------

  Total real estate operations               430,957      389,854

Interest on cash equivalents
  and short-term investments                  26,251       43,544
                                            --------     --------
  Total investment activity                  457,208      433,398
                                            --------     --------

Portfolio Expenses

General and administrative                    54,357       51,950
Management fee                                45,655       46,338
                                            --------     --------
                                             100,012       98,288
                                            --------     --------


Net Income                                  $357,196     $335,110
                                            ========     ========

Net income per limited partnership
  unit                                      $   5.17     $   4.85
                                            ========     ========

Cash distributions per
  limited partnership unit                  $   6.70     $   6.16
                                            ========     ========

Number of limited partnership
  units outstanding during the period         68,414       68,414
                                            ========     ========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                             Quarter Ended March 31,
                       ---------------------------------
                         1997                     1996
                       --------                  -------

                 General      Limited      General      Limited
                 Partners     Partners     Partners     Partners
                 --------     --------     --------     --------
Balance at
beginning of
period          $(52,135)    $21,391,344   $(43,319)    $22,784,048


Cash
distributions     (4,630)       (458,374)    (4,257)       (421,430)


Net income         3,572         353,624      3,351         331,759
                --------      -----------  --------     -----------
Balance at
end of period   $(53,193)     $21,286,594  $(44,225)    $22,694,377
                ========      ===========  ========     ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                              Quarter Ended March 31,
                                              -----------------------
                                                  1997        1996
                                                -------      -------
Net cash provided by operating activities     $  407,915   $  384,305
                                              ----------   ----------

Cash flows from investing activities:
    Capital expenditures on owned property             -         (901)
    Decrease in short-term
         investments, net                        217,437      762,916
                                              ----------   ----------
            Net cash provided by
            investing activities                 217,437      762,015
                                              ----------   ----------

Cash flows from financing activity:
    Distributions to partners                   (463,004)    (425,687)
                                              ----------   ----------

            Net increase in
            cash and cash equivalents            162,348      720,633

Cash and cash equivalents:
    Beginning of period                        1,260,892    1,399,905
                                              ----------   ----------

    End of period                             $1,423,240   $2,120,538
                                              ==========   ==========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July, 1985 and acquired the three investments it currently owns prior to the end of 1988. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

   The following summarized financial information is presented in the aggregate for the two joint ventures:

                             Assets and Liabilities
                             ----------------------

                                   March 31, 1997   December 31, 1996
                                   --------------   -----------------
Assets

  Real property, at cost less
     accumulated depreciation
     of $4,938,809 and $4,812,441    $15,204,834        $15,325,895
  Other assets                           776,320            659,368
                                     -----------        -----------
                                      15,981,154         15,985,263

Liabilities                              112,813            115,892
                                     -----------        -----------

Net Assets                           $15,868,341        $15,869,371
                                     ===========        ===========

                             Results of Operations

                                           Quarter ended March 31,
                                          --------------------------
                                           1997               1996
                                           ----               ----
Revenue
  Rental income                           $789,405          $771,631
  Other                                        647               480
                                          --------          --------
                                           790,052           772,111
                                          --------          --------

Expenses
  Operating expenses                       242,422           249,353
  Depreciation and amortization            126,369           135,011
                                          --------          --------
                                           368,791           384,364
                                          --------          --------

  Net income                              $421,261          $387,747
                                          ========          ========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY
-----------------

     The following is a summary of the Partnership's investment in one wholly-owned property:

                                      March 31, 1997     December 31, 1996
                                      --------------     -----------------
  Land                                  $  347,772            $  347,772
  Buildings and improvements             1,031,512             1,031,512
  Accumulated depreciation
     and amortization                     (168,190)             (138,503)
  Net operating assets (liabilities)        16,236                25,187
                                        ----------            ----------
                                        $1,227,330            $1,265,968
                                        ==========            ==========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the aggregate amount of $461,622 ($6.68 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $35,196,266 has been returned to the limited partners through March 31, 1997.

     At March 31, 1997, the Partnership had $2,365,315 in cash, cash equivalents and short-term investments, of which $461,622 was used for operating cash distributions to partners on April 24, 1997; the remainder is being retained as working capital reserves. On October 24, 1996, the Partnership made a capital distribution of $519,946 ($7.60 per limited partnership unit) representing undistributed proceeds from the sales of various properties prior to 1994. The adjusted capital contribution after this distribution was $485.54 per unit.
Also on October 24, 1996, the Partnership made a special operating cash distribution of $364,186 ($5.27 per limited partnership unit) attributable to a discretionary reduction of previously accumulated cash reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the first quarter of 1997 and 1996 were made at the annualized rate of 5.5% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements at March 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $6,100,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     North Cabot Industrial Park is a wholly-owned property. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.

     Operating Factors

     Occupancy at North Cabot Industrial Park remained at 100% during the first quarter of 1997. (Occupancy was 72% at March 31, 1996.)

     Occupancy at Bayberry Apartments increased slightly to 90% during the first quarter. (Occupancy was 89% at December 31, 1996 and 95% at March 31, 1996.)

     Occupancy at 270 Technology Park improved from 98% to 99% during the first quarter of 1997; however, a tenant representing 18% of the space vacated upon expiration of their lease on March 31, 1997. (Occupancy was 98% at March 31, 1996.)

     Investment Results

     Interest on cash equivalents and short-term investments decreased by approximately $17,000, or 40%, between the first three months of 1996 and 1997, primarily due to lower invested balances as a result of additional distributions from reserves in October 1996.

     Real estate operating results were $430,957 for the first three months of 1997 as compared to $389,854 for the comparable period of 1996. The improvement was primarily due to an increase in rental revenue at 270 Technology Park. At North Cabot, higher revenue attributable to the increase in occupancy was partially offset by increased amortization expense, commencing in mid-1996, related to certain tenant improvements.

     The increase in cash flow from operations approximated the improvement in net income between the two three-month periods, as decreases in working capital were offset by the timing of cash distributions from Bayberry.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by approximately $2,000 or 5%, between the first three months of 1996 and 1997 primarily due to an increase in legal fees, partially offset by decreased investor servicing fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased slightly between the two three-month periods consistent with the decrease in distributable cash flow.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


May 14, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Copley Properties Company III, Inc.



May 14, 1997
                             /s/ Daniel C. Mackowiak
                             --------------------------------
                               Daniel C. Mackowiak
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Copley Properties Company III, Inc.