Form 10-Q
period 1997-06-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1997-08-12
CIK 757221

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

For Quarter Ended June 30, 1997         Commission File Number 0-14052


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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)

                                       June 30, 1997    December 31, 1996
                                     -----------------  -------------------

ASSETS

Real estate investments:
   Joint ventures                      $    17,511,060  $   17,762,647
   Property, net                             1,177,741       1,265,968
                                       ---------------  --------------
                                            18,688,801      19,028,615


Cash and cash equivalents                    1,481,196       1,260,892
Short-term investments                         990,191       1,169,666
                                       ---------------  --------------
                                       $    21,160,188  $   21,459,173
                                       ===============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $        87,219  $       74,172
Accrued management fee                          45,655          45,792
                                       ---------------  --------------
Total liabilities                              132,874         119,964
                                       ---------------  --------------

Partners' capital (deficit):
    Limited partners ($485.54 per
      unit; 75,000 units authorized,
      68,414 units issued and
      outstanding)                          21,082,568      21,391,344
    General partners                           (55,254)        (52,135)
                                       ---------------  --------------
Total partners' capital                     21,027,314      21,339,209
                                       ---------------  --------------

                                       $    21,160,188  $   21,459,173
                                       ===============  ==============

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                          Quarter Ended      Six Months Ended     Quarter Ended      Six Months Ended
                                          June 30, 1997        June 30, 1997      June 30, 1996        June 30, 1996
                                         ---------------    ------------------   ---------------    ------------------
 INVESTMENT ACTIVITY

 Property rentals                        $         74,533   $        137,318     $         45,232   $         90,608
 Property operating expenses                      (20,762)           (38,060)             (33,673)           (66,114)
 Depreciation and amortization                    (33,424)           (66,849)             (28,571)           (37,033)
                                         ----------------   ----------------     ----------------   ----------------
                                                   20,347             32,409              (17,012)           (12,539)

 Joint venture earnings                           336,469            757,730              431,805            819,552
 Amortization                                      (2,366)            (4,732)              (2,366)            (4,732)
                                         ----------------   ----------------     ----------------   ----------------

   Total real estate operations                   354,450            785,407              412,427            802,281
                                         ----------------   ----------------     ----------------   ----------------

 Interest on cash equivalents
   and short-term investments                      32,578             58,829               43,959             87,503
                                         ----------------   ----------------     ----------------   ----------------
   Total investment activity                      387,028            844,236              456,386            889,784
                                         ----------------   ----------------     ----------------   ----------------

 Portfolio Expenses

 General and administrative                        85,839            140,196               62,311            114,261
 Management fee                                    45,655             91,310               46,339             92,677
                                         ----------------   ----------------     ----------------   ----------------
                                                  131,494            231,506              108,650            206,938
                                         ----------------   ----------------     ----------------   ----------------
 Net Income                              $        255,534   $        612,730     $        347,736   $        682,846
                                         ================   ================     ================   ================

 Net income per limited partnership
   unit                                  $           3.70   $           8.87     $           5.03   $           9.88
                                         ================   ================     ================   ================

 Cash distributions per
   limited partnership unit              $           6.68   $          13.38     $           6.78   $          12.94
                                         ================   ================     ================   ================

 Number of limited partnership
   units outstanding during the period             68,414             68,414               68,414             68,414
                                         ================   ================     ================   ================

                (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)



                       Quarter Ended              Six Months Ended              Quarter Ended                 Six Months Ended
                       June 30, 1997               June 30, 1997                June 30, 1996                  June 30, 1996
                   --------------------        ---------------------        -----------------------       ----------------------

                   General       Limited       General        Limited       General          Limited      General         Limited
                  Partners      Partners      Partners       Partners      Partners         Partners     Partners        Partners
                 ----------    ----------    ----------     ----------    ----------       ----------   ----------      ----------

 Balance at
 beginning of
 period         $ (53,193)  $ 21,286,594    $ (52,135)   $ 21,391,344    $ (44,225)    $ 22,694,377    $ (43,319)    $ 22,784,048


 Cash
 distributions     (4,616)      (457,005)      (9,246)       (915,379)      (4,684)        (463,847)      (8,941)        (885,277)


 Net income         2,555        252,979        6,127         606,603        3,477          344,259        6,828          676,018
                ---------   ------------    ---------    ------------    ---------     ------------    ---------     ------------


 Balance at
 end of period  $ (55,254)  $ 21,082,568    $ (55,254)   $ 21,082,568    $ (45,432)    $ 22,574,789    $ (45,432)    $ 22,574,789
                =========   ============    =========    ============    =========     ============    =========     ============


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)




                                             Six Months Ended June 30,
                                             -------------------------
                                                1997           1996
                                             -----------   -----------

Net cash provided by operating activities   $    974,797   $   894,465
                                             -----------    ----------

Cash flows from investing activities:
    Capital expenditures on owned property             -        (9,404)
    Decrease in short-term
         investments, net                        170,132     1,075,996
                                             -----------   -----------
            Net cash provided by
            investing activities                 170,132     1,066,592
                                             -----------   -----------

Cash flows from financing activity:
    Distributions to partners                   (924,625)     (894,218)
                                             -----------   -----------

            Net increase in
            cash and cash equivalents            220,304     1,066,839

Cash and cash equivalents:
    Beginning of period                        1,260,892     1,399,905
                                             -----------   -----------

    End of period                           $  1,481,196  $  2,466,744
                                             ===========   ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

   The following summarized financial information is presented in the aggregate for the two joint ventures:

                             Assets and Liabilities
                             ----------------------


                                     June 30, 1997     December 31, 1996
                                     -------------     -----------------
Assets

  Real property, at cost less
     accumulated depreciation
     of $5,065,192 and $4,812,441     $ 15,096,758          $ 15,325,895
  Other assets                             666,293               659,368
                                       -----------           -----------
                                        15,763,051            15,985,263

Liabilities                                140,532               115,892
                                       -----------           -----------

Net Assets                            $ 15,622,519          $ 15,869,371
                                       ===========           ===========

                             Results of Operations

                                   Six Months ended June 30,
                                   -------------------------
                                       1997         1996
                                       ----         ----
Revenue
  Rental income                      $1,555,477   $1,601,362
  Other                                   1,812        1,600
                                     ----------   ----------
                                      1,557,289    1,602,962
                                     ----------   ----------

Expenses
  Operating expenses                    546,807      513,388
  Depreciation and amortization         252,752      270,022
                                     ----------   ----------
                                        799,559      783,410
                                     ----------   ----------

  Net income                         $  757,730   $  819,552
                                     ==========   ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY
-----------------

     The following is a summary of the Partnership's investment in one wholly-owned property:

                                        June 30, 1997   December 31, 1996
                                        --------------  ------------------

  Land                                     $  347,772          $  347,772
  Buildings and improvements                1,031,512           1,031,512
  Accumulated depreciation
     and amortization                        (197,880)           (138,503)
  Net operating assets (liabilities)           (3,663)             25,187
                                           ----------          ----------
                                           $1,177,741          $1,265,968
                                           ==========          ==========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $461,621 ($6.68 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $35,196,266 has been returned to the limited partners through June 30, 1997.

     At June 30, 1997, the Partnership had $2,471,387 in cash, cash equivalents and short-term investments, of which $461,621 was used for operating cash distributions to partners on July 24, 1997; the remainder is being retained as working capital reserves. On October 24, 1996, the Partnership made a capital distribution of $519,946 ($7.60 per limited partnership unit) representing undistributed proceeds from the sales of various properties prior to 1994. The adjusted capital contribution after this distribution was $485.54 per unit. Also on October 24, 1996, the Partnership made a special operating cash distribution of $364,186 ($5.27 per limited partnership unit) attributable to a discretionary reduction of previously accumulated cash reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the first two quarters of 1997 and 1996 were made at the annualized rate of 5.5% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements at June 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $5,400,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     North Cabot Industrial Park is a wholly-owned property. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.

     Operating Factors

     Occupancy at North Cabot Industrial Park remained at 100% during the second quarter of 1997. (Occupancy was 87% at June 30, 1996.)

     Occupancy at Bayberry Apartments increased to 96% during the second quarter. (Occupancy was 89% at December 31, 1996 and 95% at June 30, 1996.)

     Occupancy at 270 Technology Park declined to 82% during the second quarter of 1997 as a tenant representing 18% of the space vacated upon expiration of their lease on March 31, 1997. (Occupancy was 98% at June 30, 1996.)

     Investment Results

     Interest on cash equivalents and short-term investments decreased by approximately $29,000, or 33%, between the first six months of 1996 and 1997, primarily due to lower invested balances as a result of additional distributions from reserves in October 1996, partially offset by higher short-term yields in 1997.

     Real estate operating results were $785,407 for the first six months of 1997 as compared to $802,281 for the comparable period of 1996. The decline is primarily due to reduced operating income at 270 Technology Park as a result of the occupancy decrease mentioned above. At North Cabot, higher revenue attributable to the increase in occupancy was partially offset by increased amortization expense, commencing in mid-1996, related to certain tenant improvements. In addition, there were tenant related write-offs and legal expenses of approximately $21,000 in 1996 at North Cabot.

     Cash from operations increased by approximately $80,000 between the two six-months periods while net income declined by $70,000 over the comparable period. The difference is primarily attributable to the funding of approximately $86,000 of tenant improvements at North Cabot in early 1996 which were accrued in 1995, along with an increase in Partnership operating liabilities.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by approximately $26,000 or 23%, between the first six months of 1996 and 1997 primarily due to an increase in accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased slightly between the two six month periods consistent with the decrease in distributable cash flow.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                    a.     Exhibits:   None.

                    b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


August 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Copley Properties Company III, Inc.



August 12, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Copley Properties Company III, Inc.