Form 10-Q
period 1997-09-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1997-11-12
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended September 30, 1997              Commission File Number 0-14052


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

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

BALANCE SHEETS
(Unaudited)


                                       September 30, 1997    December 31, 1996
                                       ------------------    -----------------
ASSETS

Real estate investments:
   Joint ventures                        $17,432,638           $17,762,647
   Property, net                           1,171,651             1,265,968
                                         -----------           -----------
                                          18,604,289            19,028,615


Cash and cash equivalents                  1,549,068             1,260,892
Short-term investments                       918,135             1,169,666
                                         -----------           -----------
                                         $21,071,492           $21,459,173
                                         ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $    87,399           $    74,172
Accrued management fee                        45,655                45,792
                                         -----------           -----------
Total liabilities                            133,054               119,964
                                         -----------           -----------

Partners' capital (deficit):
    Limited partners ($485.54 per
      unit; 75,000 units authorized,
      68,414 units issued and
      outstanding)                        20,994,580            21,391,344
    General partners                         (56,142)              (52,135)
                                         -----------           -----------
Total partners' capital                   20,938,438            21,339,209
                                         -----------           -----------

                                         $21,071,492           $21,459,173
                                         ===========           ===========



                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                               Quarter Ended        Nine Months Ended       Quarter Ended        Nine Months Ended
                                             September 30, 1997    September 30, 1997     September 30, 1996    September 30, 1996
                                             ------------------    ------------------     ------------------    ------------------
INVESTMENT ACTIVITY

Property rentals                             $ 62,650              $  199,968             $ 50,686              $  141,294
Property operating expenses                   (25,388)                (63,448)             (22,076)                (88,190)
Depreciation and amortization                 (30,074)                (96,923)             (24,277)                (61,310)
                                             --------              ----------             --------              ----------
                                                7,188                  39,597                4,333                  (8,206)

Joint venture earnings                        438,236               1,195,966              377,008               1,196,560
Amortization                                   (2,366)                 (7,098)              (2,366)                 (7,098)
                                             --------              ----------             --------              ----------
 Total real estate operations                 443,058               1,228,465              378,975               1,181,256


Interest on cash equivalents
 and short-term investments                    31,467                  90,296               44,653                 132,156
                                             --------              ----------             --------              ----------
 Total investment activity                    474,525               1,318,761              423,628               1,313,412
                                             --------              ----------             --------              ----------

Portfolio Expenses

General and administrative                     56,124                 196,320               59,103                 173,364
Management fee                                 45,655                 136,965               82,356                 175,033
                                             --------              ----------             --------              ----------
                                              101,779                 333,285              141,459                 348,397
                                             --------              ----------             --------              ----------

Net Income                                   $372,746              $  985,476             $282,169              $  965,015
                                             ========              ==========             ========              ==========

Net income per limited partnership
  unit                                       $   5.39              $    14.26             $   4.08              $    13.96
                                             ========              ==========             ========              ==========

Cash distributions per
  limited partnership unit                   $   6.68              $    20.06             $   6.78              $    19.72
                                             ========              ==========             ========              ==========

Number of limited partnership
  units outstanding during the period          68,414                  68,414               68,414                  68,414
                                             ========              ==========             ========              ==========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                   Quarter Ended             Nine Months Ended            Quarter Ended              Nine Months Ended
                 September 30, 1997         September 30, 1997          September 30, 1996           September 30, 1996
                --------------------       ---------------------       ---------------------        ---------------------
                 General     Limited        General      Limited        General      Limited         General      Limited
                Partners    Partners       Partners     Partners       Partners     Partners        Partners     Partners
                --------    --------       --------     --------       --------     --------        --------     --------
Balance at
beginning of
period          $(55,254)   $21,082,568    $(52,135)    $21,391,344    $(45,432)    $22,574,789     $(43,319)    $22,784,048

Cash
distributions     (4,616)      (457,006)    (13,862)     (1,372,385)     (4,684)       (463,847)     (13,625)     (1,349,124)

Net income         3,728        369,018       9,855         975,621       2,822         279,347        9,650         955,365
                --------    -----------    --------     -----------    --------     -----------     ---------    -----------

Balance at
end of period   $(56,142)   $20,994,580    $(56,142)    $20,994,580    $(47,294)    $22,390,289     $(47,294)    $22,390,289
                ========    ===========    ========     ===========    ========     ===========     =========    ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                             Nine Months Ended September 30,
                                             -------------------------------
                                                 1997         1996
                                             -----------   -----------
Net cash provided by operating activities    $ 1,431,152   $ 1,394,121
                                             -----------   -----------

Cash flows from investing activities:
    Investment in property                        (4,636)      (10,394)
    Decrease in short-term
         investments, net                        247,907       956,044
                                             -----------   -----------
            Net cash provided by
            investing activities                 243,271       945,650
                                             -----------   -----------

Cash flows from financing activity:
    Distributions to partners                 (1,386,247)   (1,362,749)
                                             -----------   -----------

            Net increase in
            cash and cash equivalents            288,176       977,022

Cash and cash equivalents:
    Beginning of period                        1,260,892     1,399,905
                                             -----------   -----------

    End of period                            $ 1,549,068   $ 2,376,927
                                             ===========   ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July, 1985 and acquired the three investments it currently owns prior to the end of 1988. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the two joint ventures:

                             Assets and Liabilities
                             ----------------------

                                     September 30, 1997  December 31, 1996
                                     ------------------  -----------------

Assets

  Real property, at cost less
     accumulated depreciation
     of $5,191,562 and $4,812,441           $14,970,390        $15,325,895
  Other assets                                  694,774            659,368
                                            -----------        -----------
                                             15,665,164         15,985,263

Liabilities                                     118,966            115,892
                                            -----------        -----------

Net Assets                                  $15,546,198        $15,869,371
                                            ===========        ===========

                             Results of Operations

                                   Nine Months ended September 30,
                                   -------------------------------
                                        1997             1996
                                   ---------------  --------------
Revenue
  Rental income                         $2,377,443      $2,402,361
  Other                                      3,563           3,433
                                        ----------      ----------
                                         2,381,006       2,405,794
                                        ----------      ----------

Expenses
  Operating expenses                       805,920         804,201
  Depreciation and amortization            379,120         405,033
                                        ----------      ----------
                                         1,185,040       1,209,234
                                        ----------      ----------

  Net income                            $1,195,966      $1,196,560
                                        ==========      ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NOTE 3 - PROPERTY
-----------------

     The following is a summary of the Partnership's investment in one wholly-owned property:


                                September 30, 1997   December 31, 1996
                                -------------------  ------------------

  Land                                  $  347,772          $  347,772
  Buildings and improvements             1,036,148           1,031,512
  Accumulated depreciation
     and amortization                     (224,876)           (138,503)
  Net operating assets                      12,607              25,187
                                        ----------          ----------
                                        $1,171,651          $1,265,968
                                        ==========          ==========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $461,621 ($6.68 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $35,196,266 has been returned to the limited partners through September 30, 1997.

     At September 30, 1997, the Partnership had $2,467,203 in cash, cash equivalents and short-term investments, of which $461,621 was used for operating cash distributions to partners on October 30, 1997; the remainder is being retained as working capital reserves. On October 24, 1996, the Partnership made a capital distribution of $519,946 ($7.60 per limited partnership unit) representing undistributed proceeds from the sales of various properties prior to 1994. The adjusted capital contribution after this distribution was $485.54 per unit. Also on October 24, 1996, the Partnership made a special operating cash distribution of $364,186 ($5.27 per limited partnership unit) attributable to a discretionary reduction of previously accumulated cash reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's investments and proceeds from the sale of investments. Distributions of cash from operations for the first three quarters of 1997 and 1996 were made at the annualized rate of 5.5% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements at September 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1997, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $5,500,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     North Cabot Industrial Park is a wholly-owned property. Bayberry Apartments and 270 Technology Center are structured as joint ventures with real estate management/development firms.

     Operating Factors

     Occupancy at North Cabot Industrial Park remained at 100% during the third quarter of 1997, where it has been since September 30, 1996.

     Occupancy at Bayberry Apartments remained at 96% during the third quarter, consistent with June 30, 1997. (Occupancy was 89% at December 31, 1996 and 90% at September 30, 1996.)

     Occupancy at 270 Technology Park declined slightly during the third quarter of 1997 to 80% from 82% at June 30, 1997. A tenant representing 18% of the space vacated upon expiration of their lease on March 31, 1997. (Occupancy was 98% at December 31, 1996 and September 30, 1996.)

     Investment Results

     Interest on cash equivalents and short-term investments decreased by approximately $42,000, or 32%, between the first nine months of 1996 and 1997. This decrease is primarily due to lower invested balances as a result of additional distributions from reserves in October 1996 which was partially offset by higher short-term yields in 1997.

     Real estate operating results were $1,228,465 for the first nine months of 1997, and $1,181,256 for the comparable period of 1996. At North Cabot, 1997 operations improved due to increased occupancy and lower operating expenses attributable to tenant write-offs and legal expenses of approximately $26,000 in 1996. These increases in operations were partially offset by increased amortization expense, commencing in mid-1996, related to certain tenant improvements. Operating income also increased at Bayberry primarily due to the increase in occupancy mentioned above. At 270 Technology Park, operating results declined, consistent with the occupancy decrease discussed above.

     Cash from operations increased by approximately $37,000 between the two nine-month periods. The increase is primarily due to lower outlays for tenant improvements at North Cabot in 1997, partially offset by the timing of distributions from both joint ventures.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by approximately $23,000 or 13%, between the first nine months of 1996 and 1997 primarily due to an increase in accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Management fees decreased slightly between the two nine-month periods consistent with the decrease in distributable cash flow.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Items 1-5  Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K

                  a.    Exhibits:  (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


November 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of Managing General Partner,
                                Copley Properties Company III, Inc.



November 12, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Copley Properties Company III, Inc.