Form 10-K405
period 1997-12-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1998-03-27
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                          Commission File No. 0-14052

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

                              Yes  X     No
                                  ---       ---

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

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

        As of December 31, 1997, the Partnership had investments in the three real property investments described below. Additionally, the Partnership sold six other real estate investments between 1987 and 1993. The principal terms of these sales are set forth in the following table:

                                                                                             Distribution
    Investment        Month/Year of Sale    Net Sale Proceeds    Distribution/Unit/1/         Month/Year

Investment Four              12/87             $15,771,830               $17.86                    1/88
Investment Five               9/88              $3,002,643               $36.00                   10/88
Investment Six                3/89             $10,943,495              $150.00                    4/89
Investment Seven              2/92              $7,724,589              $102.00                    4/92
Investment Eight/2/          12/92             $11,600,183              $170.00                    1/93
Investment Nine              12/93              $2,161,552               $31.00                    1/94

        In the opinion of the Managing General Partner, the properties are adequately covered by insurance.






------------------------
/1/In October 1996, an additional distribution of $7.60 per unit was made, representing proceeds from several prior sales which were being held in working capital reserves.
/2/These sale proceeds represent the proceeds received by the Partnership when two mortgage loans made by the Partnership were paid off and the investment was liquidated.

        A.    Light Industrial Facility in Hayward, California ("North Cabot
              --------------------------------------------------------------
Industrial Park").
-----------------

        The Partnership continues to own a 3.8-acre parcel of land in Hayward, California, which it acquired in 1985 for $786,130 and leased back to the seller. In addition, the Partnership also made a loan to the ground lessee in the amount of $2,663,870. Two single-story research and development buildings containing an aggregate of approximately 51,089 square feet of space are situated on the land. These buildings were 100% leased as of December 31, 1997.

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

        B.    Research and Development/Office Buildings in Frederick, Maryland
              ----------------------------------------------------------------
("270 Technology Park").
-----------------------

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

        On January 1, 1988, the Partnership converted this investment to a joint venture in which it has a 50% interest. The Partnership contributed the land and funds to retire the mortgage debt. In addition, the Partnership contributed an additional $260,000 of capital. The Partnership is entitled to receive a 10.5% per annum preferred return on its invested capital payable currently, and 50% of remaining cash flow and of sale and refinancing proceeds after return of its equity. The preferred return may accrue if sufficient cash flow is not available. In March 1998, ownership of the joint venture was restructured whereby the Partnership obtained full control over the business of the joint venture. The restructuring will be effective January 1, 1998.

        As of December 31, 1997, the buildings were 98% leased.

C.      Apartment Building in Gaithersburg, Maryland ("Bayberry Apartments").
        --------------------------------------------------------------------

        On April 4, 1988, the Partnership acquired a 65% interest in Bayberry Associates, a joint venture formed with Christopher B.A. Limited Partnership (the "Developer"). As of December 31, 1997, the Partnership had contributed $14,575,940 to the capital of the joint venture out of a maximum commitment of $14,580,000, $9,327,500 of which is characterized as Senior Capital and $5,252,500 of which is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a senior priority cumulative return of 10.25% per annum on the outstanding invested Senior Capital and a junior priority cumulative return of 10.25% per annum on the outstanding invested Junior Capital; however, up to $230,000 of Junior Capital is entitled to a return at the greater of 10.25% per annum or the prime rate of the Maryland National Bank plus 2% ($225,957 of such amount was contributed as of December 31, 1997). When an aggregate of $982,107 of priority returns has been paid, (i) a portion of the senior priority return of up to 1.25% per annum may accrue if sufficient cash is not available therefor, with 9.0% per annum to be paid currently, and (ii) the full amount of the junior priority return equal to 10.25% per annum may accrue if sufficient cash is not available therefor. The joint venture agreement also entitles the Partnership to receive 65% of net cash flow and of refinancing proceeds and sale proceeds following the return of the Partnership's equity capital and accrued preferential returns.

        The joint venture owns approximately 7.14 acres of land in Gaithersburg, Maryland on which it completed development of a 230-unit garden apartment community. As of December 31, 1997, the apartments were 93% leased.

Item 2. Properties.
        ----------

        The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

-----------------------------------------------------------------------------------------------------------------------------------

                                                Estimated             Number of
                                                   1997            Tenants with 10%          Name(s) of          Square Feet of
            Property                           Realty Taxes         or More of GLA           Tenant(s)             Each Tenant
-----------------------------------------------------------------------------------------------------------------------------------
Light Industrial Facility in Hayward, CA          $33,600                 1                 EMHI America              6,691

R&D Buildings in Frederick, MD                    $79,964                 5                   Sac-Tec                15,000
                                                                                        Adaptive Technology           9,003
                                                                                        Abbie Business School        13,209
                                                                                                MCI                  15,591
                                                                                          Horizon Cellular           10,111
                                                                                              Telephone

Apartment Building in Gaithersburg, MD           $207,408                 0                     N/A                    N/A
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                  Annual
                                                 Contract
                                                   Rent                 Lease                Renewal          Line of Business
            Property                          Per Square Foot         Expiration             Options        of Principal Tenants
-----------------------------------------------------------------------------------------------------------------------------------
Light Industrial Facility in Hayward, CA            $5.52             June, 1998              None            Automotive Parts

R&D Buildings in Frederick, MD                     $14.45             March, 2000       Two 3 Year Options          Defense
                                                    $9.60              May, 1999        One 6 Year Option         Technology
                                                   $10.57            August, 2001             None             Business School
                                                   $12.00           February, 1998            None            Long Distance Comm.
                                                   $11.53            October, 2001      One 3 Year Option   Cellular Communications


Apartment Building in Gaithersburg, MD              N/A                   N/A                  N/A                    N/A
-----------------------------------------------------------------------------------------------------------------------------------

        The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:


--------------------------------------------------------------------------------------------------------
                                         Gross Leasable    Year-End        Rental      Net Effective
              PROPERTY                        Area         Occupancy       Revenue     Rent ($/sf/yr)*
                                                                         Recognized
--------------------------------------------------------------------------------------------------------

Industrial Facility in Hayward, CA
----------------------------------
                1993                           51,089         65%         $152,961          $4.91
                1994                           51,089         58%         $168,705          $5.37
                1995                           51,089         94%         $197,581          $5.07
                1996                           51,089        100%         $206,603          $4.51
                1997                           51,089        100%         $267,263          $5.23

R&D Buildings in Frederick, MD
------------------------------
                1993                           86,169         93%         $930,768          $11.61
                1994                           86,169         95%         $958,157          $11.83
                1995                           86,169         98%         $968,980          $11.56
                1996                           86,169         98%         $976,011          $11.56
                1997                           86,169         98%         $924,087          $11.95

Apartment Building in Gaithersburg, MD
--------------------------------------
                1993                          203,642         95%       $2,077,226          $10.74
                1994                          203,642         94%       $2,141,017          $11.13
                1995                          203,642         91%       $2,168,956          $11.48
                1996                          203,642         89%       $2,228,222          $11.86
                1997                          203,642         93%       $2,280,583          $11.95
-------------------------------------------------------------------------------------------------------

*Net effective rent calculation is based on average occupancy during the respective year.

        Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties:


---------------------------------------------------------------------------------------------------
                                    TENANT AGING REPORT
---------------------------------------------------------------------------------------------------

                Property                        # of Lease     Total      Total      Percentage of
                                               Expirations     Square     Annual      Gross Annual
                                                               Feet       Rental        Rental*

---------------------------------------------------------------------------------------------------
Light Industrial Facility in Hayward, CA
-----------------------------------------
                1998                                 5        17,697      $81,779         31%
                1999                                 2         8,135      $45,816         18%
                2000                                 4        17,311      $95,004         36%
                2001                                 2         7,946      $38,544         15%
                2002                                 0             0           $0          0%
                2003                                 0             0           $0          0%
                2004                                 0             0           $0          0%
                2005                                 0             0           $0          0%
                2006                                 0             0           $0          0%
                2007                                 0             0           $0          0%

R&D Buildings in Frederick, MD
------------------------------
                1998                                 6        31,619     $361,401         38%
                1999                                 2        12,003     $119,681         12%
                2000                                 2        17,007     $219,486         23%
                2001                                 2        23,320     $256,195         27%
                2002                                 0             0           $0          0%
                2003                                 0             0           $0          0%
                2004                                 0             0           $0          0%
                2005                                 0             0           $0          0%
                2006                                 0             0           $0          0%
                2007                                 0             0           $0          0%

Apartment Building in Gaithersburg, MD
--------------------------------------
                1998                                N/A         N/A         N/A           N/A
                1999                                N/A         N/A         N/A           N/A
                2000                                N/A         N/A         N/A           N/A
                2001                                N/A         N/A         N/A           N/A
                2002                                N/A         N/A         N/A           N/A
                2003                                N/A         N/A         N/A           N/A
                2004                                N/A         N/A         N/A           N/A
                2005                                N/A         N/A         N/A           N/A
                2006                                N/A         N/A         N/A           N/A
                2007                                N/A         N/A         N/A           N/A

---------------------------------------------------------------------------------------------------

*Does not include expenses paid by tenants.

        The following information sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Rate of                      Life        Accumulated
               Entity/Property                        Tax Basis       Depreciation      Method     in years      Depreciation

------------------------------------------------------------------------------------------------------------------------------------


Light Industrial Facility in Hayward, California.
-------------------------------------------------
Buildings                                            $   846,184          2.50%           SL          40          $   66,109
Improvements                                             195,655          2.50%           SL          40              11,711
                                                     -----------                                                  ----------
Total Depreciable Assets                             $ 1,041,839                                                  $   77,820


Research and Development/Office
Buildings, Frederick, Maryland.
-------------------------------------------------
Building & Improvements                              $ 6,111,187          3.18%           SL         31.5         $1,900,886
Improvements                                             350,418          2.56%           SL          39              23,980
                                                     -----------                                                  ----------
Total Depreciable Assets                             $ 6,461,605                                                  $1,924,866


Apartment Building in Gaithersburg, Maryland.
-------------------------------------------------
Buildings                                            $ 7,123,596          3.64%           SL         27.5         $2,159,870
Land Improvements                                      1,380,115           N/A          150%DB        15             850,428
                                                     -----------                                                  ----------
Total Depreciable Assets                             $ 8,503,711                                                  $3,010,298


Total Depreciable Assets                             $16,007,155                                                  $5,012,984
                                                     ===========                                                  ==========

------------------------------------------------------------------------------------------------------------------------------------


SL=Straight Line
DB=Declining Balance

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

Light Industrial Facility in Hayward, California
------------------------------------------------

        The property is located in the Hayward/Union City industrial market, east of San Francisco Bay in Alameda County. Hayward's light industrial market has been active in 1997, and the limited supply of quality space in many property types is causing tenants to pay higher rents for less desirable space. Total 1997 net absorption in the Warehouse/Distribution market of 598,468 square feet contributed to a reduced year-end vacancy rate of 3.9% for this type of product. Asking rental rates currently range from $.32 to $.42 per square foot, approximately 10% higher than rates from year-end 1996.

Research and Development/Office Buildings in Frederick, Maryland
----------------------------------------------------------------

        The property is located in the Frederick County office/flex and light industrial market. The Frederick R&D/office market contains approximately
4.9 million square feet of space with a vacancy rate of approximately 16%. Current market rents range from $8.50 to $10.00 per square foot for R&D and $9.50 to $12.00 per square foot for office. Due to build-to-suit activity during 1997 which reduced the number of new large tenants to fill vacated space, the market is currently out of balance. While the office-using sector in Frederick County is expected to remain stable over the near term, rents are expected to remain flat through 1998.

Apartment Complex in Gaithersburg, Maryland
-------------------------------------------

        The property is located in Gaithersburg, which is in Montgomery County, one of the most affluent counties in the region. Due in part to the strong Federal Government presence and the improving outlook for biomedical firms, the long-term outlook for Montgomery County remains positive. As Gaithersburg is relatively strict regarding new development, additional multifamily construction in the submarket is not anticipated in the near future. Conditions could improve for the near-term if businesses continue to move up the I-270 corridor in search of space, as Northern Virginia runs out of space for office and apartment development.

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

        As of December 31, 1997, there were 10,988 holders of Units.

        The Partnership's Amended and Restated Agreement of Limited Partnership dated July 15, 1985, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1997, cash distributions paid in 1997 or distributed after year-end with respect to 1997 to the Limited Partners as a group totaled $1,828,022. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year-end with respect to 1996 to the Limited Partners as a group totaled $2,730,403, including $519,946 ($7.60 per limited partnership unit) representing undistributed proceeds from prior sales of various properties, and operating cash distributions of $364,186 ($5.27 per limited partnership unit) resulting from a discretionary reduction of previously accumulated cash reserves. Cash distributions exceeded net income in 1997 and, therefore, resulted in a reduction of partners' capital. Regular distributions from operations, however, were less than cash provided by operations in 1997. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.
        -----------------------

                          For Year           For Year           For Year           For Year          For Year
                           Ended              Ended              Ended              Ended             Ended
                          or as of           or as of           or as of           or as of          or as of
                          12/31/97           12/31/96           12/31/95           12/31/94         12/31/93(1)
                          --------           --------           --------           --------         -----------

Revenues               $   1,942,159      $   1,961,564      $   1,912,590      $   1,760,463      $   2,128,119

Net Income             $   1,310,288      $   1,313,894      $   1,287,403      $   1,360,923      $   1,218,694

Net Income
per Limited
Partnership
Unit                          $18.96      $       19.01      $       18.63      $       19.69      $       17.64

Total Assets           $  20,946,631      $  21,459,173      $  22,871,014      $  23,284,224      $  25,413,969

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
such year              $       26.72      $       39.91      $       24.64      $       21.60      $       49.75
                       -------------      -------------      -------------      -------------      -------------

See financial statements for description of significant transactions:



        (1) 1993 - one sale; one provision for impaired mortgage loan.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made the real estate investments described in Item 1 herein, six of which were sold prior to 1994. As a result of the sales, capital of $35,196,266 has been returned to the limited partners through December 31, 1997.

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

     At December 31, 1997, the Partnership had $2,592,080 in cash, cash equivalents and short-term investments, of which $461,622 was used for operating cash distributions to partners on January 29, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments. Regular distributions of cash from operations for the four quarters of 1996 and 1997 were made at the annualized rate of 5.0% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $6,600,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW Real Estate Advisors, Inc. ("AEW") and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscaluations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations. The Managing General Partner and its affiliates are assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. The Managing General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant operational problems for its computer systems.

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

     Operating Factors

     Occupancy at North Cabot Industrial Park was 100%, 100% and 94% at
December 31, 1997, 1996, and 1995, respectively. Average occupancy during 1996, however, was 91%.

     At December 31, 1997, occupancy at Bayberry Apartments was 93%, up slightly from 89% and 91% at December 31, 1997 and 1996, respectively. Market conditions remain competitive; however, the overall demand for apartments in the Gaithersburg, Maryland market is relatively stable.

     Occupancy at 270 Technology Park was 98% at December 31, 1997, 1996 and 1995, although the average occupancy in 1997 was 91% as a tenant representing 18% of the space vacated on March 31, 1997. The space formerly leased by this tenant is currently being leased on a month-to-month basis until a permanent tenant is found.

     Investment Results

     1997 Compared to 1996

     Interest on cash equivalents and short-term investments decreased $43,000, or 26% due to lower invested balances as a result of additional distributions from reserves in October 1996. This decrease was partially offset by higher short-term yields in 1997.

     Real estate operating results were $1,608,252 and $1,594,354 in 1997 and 1996, respectively. At North Cabot Industrial Park, 1997 operations improved due to increased occupancy as well as a slight reduction in operating costs. These increases in operations were partially offset by increased amortization expense, commencing in mid-1996, related to certain tenant improvements. Operating income also increased at Bayberry Apartments primarily due to the increase in occupancy, in addition to lower depreciation in 1997. These effects were partially offset by an increase in real estate taxes in 1997. At 270 Technology Park, operating results declined, consistent with the occupancy decrease discussed above. Additionally, approximately $56,000 of tenant improvements related to the vacated tenant mentioned above was written off during 1997.

     Cash from operations increased by approximately $360,000 between 1996 and 1997. The increase is primarily due to increased distributions from 270 Technology Park. In addition, the Partnership received increased cash flow from North Cabot Industrial Park in 1997 as a result of the increase in occupancy mentioned above.

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

     1997 Compared to 1996

     The Partnership management fee decreased due to the decrease in distributable cash flow. General and administrative expenses increased by $12,000 or 5% between the respective years primarily due to increased investor servicing fees and accounting fees.

     1996 Compared to 1995

     The Partnership management fee increased due to an increase in distributable cash flow, primarily stemming from the discretionary reduction in working capital reserves. General and administrative expenses decreased by $18,000 or 8% primarily due to decreased legal fees.


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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         -----------------------------------------------------------------
Financial Disclosure.
--------------------

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

                                  PART III
                                  --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         (a) and (b) Identification of Directors and Executive Officers.
                     --------------------------------------------------


         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1997.


Name                         Position(s) with the Managing General Partner                    Age
----                         ---------------------------------------------                    ---

Wesley M. Gardiner, Jr.      President, Chief Executive Officer and Director                  39
Pamela J. Herbst             Vice President and Director                                      42
J. Grant Monahon             Vice President and Director                                      52
James J. Finnegan            Vice President                                                   37
Karin J. Lagerlund           Treasurer and Principal Financial and Accounting Officer         33

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

         Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San
Diego.

         Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

         J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

         James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management.
Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

         Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

(f)      Involvement in Certain Legal Proceedings.
         ----------------------------------------

         None.


Item 11. Executive Compensation.
         ----------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Note 1, Note 2 and Note 6 of Notes to Financial Statements.

         The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997. Cash distributions to General Partners include amounts distributed after year end with respect to 1997.

                                                                    Amount of
                                                                   Compensation
                                                                      and
Receiving Entity                      Type of Compensation        Reimbursement
----------------                      --------------------        -------------

AEW Real Estate Advisors, Inc.        Management Fees and
                                      Reimbursement of Expenses    $  195,620

General Partners                      Share of Distributable Cash      18,464

New England Securities Corporation    Servicing Fees and               18,315
                                      Reimbursement of Expenses    ----------

                                      TOTAL                        $  232,399
                                                                   ==========

         For the year ended December 31, 1997, the Partnership allocated $12,444 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

   (a) Security Ownership of Certain Beneficial Owners
       -----------------------------------------------

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

   (b) Security Ownership of Management.
       --------------------------------

         An affiliate of the Managing General Partner of the Partnership owned 810 Units as of December 31, 1997.

  (c)  Changes in Control.
       ------------------

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

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

         (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1997, the Partnership filed no Current Report on Form 8-K.

                  New England Life Pension Properties III;

                      A Real Estate Limited Partnership



                            Financial Statements


                                * * * * * * *



                              December 31, 1997

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants

Financial Statements:

   Balance Sheets - December 31, 1997 and 1996

     Statements of Operations - Years ended December 31, 1997, 1996 and 1995

     Statement of Partners' Capital (Deficit) - Years ended December 31, 1997, 1996 and 1995

     Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997, 1996 and 1995

                       Report of Independent Accountants
                       ---------------------------------


To the Partners

New England Life Pension Properties III;
A Real Estate Limited Partnership

In our opinion, based on our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company III, Inc., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's joint ventures for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements and for which equity in joint venture income aggregated $1,587,249 and $1,499,646 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995 provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
--------------------------
Boston, Massachusetts
March 16, 1998

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
                                                         December 31,
                                               --------------------------------

                                                   1997                1996
                                               ------------        ------------

Assets

Real estate investments:
  Joint ventures                               $ 17,184,075        $ 17,762,647
  Property, net                                   1,170,476           1,265,968
                                               ------------        ------------
                                                 18,354,551          19,028,615



Cash and cash equivalents                         1,645,244           1,260,892
Short-term investments                              946,836           1,169,666
                                               ------------        ------------

                                               $ 20,946,631        $ 21,459,173
                                               ============        ============


Liabilities and Partners' Capital

Accounts payable                               $     99,348        $     74,172
Accrued management fee                               45,655              45,792
                                               ------------        ------------
Total liabilities                                   145,003             119,964
                                               ------------        ------------


Partners' capital (deficit):
  Limited partners ($485.54 per unit;
    75,000 units authorized, 68,414
    units issued and outstanding)                20,859,138          21,391,344
  General partners                                  (57,510)            (52,135)
                                               ------------        ------------
Total partners' capital                          20,801,628          21,339,209
                                               ------------        ------------

                                               $ 20,946,631        $ 21,459,173
                                               ============        ============


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
                                             Year ended December 31,
                                       ------------------------------------

                                          1997         1996         1995
                                       ----------   ----------   ----------

Investment Activity

Property rentals                       $  267,791   $  208,142   $  213,127
Property operating expenses               (79,665)     (96,953)    (147,938)
Depreciation and amortization            (121,979)     (94,620)     (55,239)
                                       ----------   ----------   ----------
                                           66,147       16,569        9,950

Joint venture earnings                  1,551,569    1,587,249    1,499,646
Amortization                               (9,464)      (9,464)      (9,464)
                                       ----------   ----------   ----------

   Total real estate operations         1,608,252    1,594,354    1,500,132

Interest on cash equivalents
 and short-term investments               122,799      166,173      199,817
                                       ----------   ----------   ----------

   Total investment activity            1,731,051    1,760,527    1,699,949
                                       ----------   ----------   ----------

Portfolio Expenses

General and administrative                238,143      225,808      244,142
Management fee                            182,620      220,825      168,404
                                       ----------   ----------   ----------
                                          420,763      446,633      412,546
                                       ----------   ----------   ----------

Net Income                             $1,310,288   $1,313,894   $1,287,403
                                       ==========   ==========   ==========

Net income per limited
 partnership unit                      $    18.96   $    19.01   $    18.63
                                       ==========   ==========   ==========

Cash distributions per limited
 partnership unit                      $    26.74   $    39.37   $    24.64
                                       ==========   ==========   ==========

Number of limited partnership units
 outstanding during the year               68,414       68,414       68,414
                                       ==========   ==========   ==========



               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)


                                                 Year ended December 31,
                        ------------------------------------------------------------------------
                                 1997                     1996                     1995
                              ----------               ----------               ----------

                         General       Limited    General       Limited    General       Limited
                        Partners      Partners   Partners      Partners   Partners      Partners
                        --------      --------   --------      --------   --------      --------
Balance at beginning
  of year               $(52,135)  $21,391,344   $(43,319)  $22,784,048   $(39,166)  $23,195,240

Cash distributions       (18,478)   (1,829,391)   (21,955)   (2,693,459)   (17,027)   (1,685,721)

Net income                13,103     1,297,185     13,139     1,300,755     12,874     1,274,529
                        --------   -----------   --------   -----------   --------   -----------

Balance at end
   of year              $(57,510)  $20,859,138   $(52,135)  $21,391,344   $(43,319)  $22,784,048
                        ========   ===========   ========   ===========   ========   ===========



               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS


                                                                     Year ended December 31,
                                                             ---------------------------------------

                                                                1997           1996          1995
                                                             -----------   -----------   -----------
Cash flows from operating activities:
 Net income                                                  $ 1,310,288   $ 1,313,894   $ 1,287,403
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               131,443       104,084        64,703
     Equity in joint venture net income                       (1,551,569)   (1,587,249)   (1,499,646)
     Cash distributions from joint ventures                    2,120,676     1,931,140     2,048,743
     Decrease (increase) in investment income
      receivable                                                   1,278        16,268       (17,006)
     Increase in deferred leasing costs                          (14,794)      (21,954)      (21,691)
     Decrease (increase) in property
      working capital                                             (1,365)      (84,741)       86,898
     Increase (decrease) in liabilities                           25,039       (10,321)        2,135
                                                             -----------   -----------   -----------
       Net cash provided by operating activities               2,020,996     1,661,121     1,951,539
                                                             -----------   -----------   -----------

Cash flows from investing activities:
 Capital expenditures on owned property                          (10,327)      (10,394)     (174,934)
 Decrease (increase) in short-term
  investments, net                                               221,552       925,674    (1,097,788)
                                                             -----------   -----------   -----------
       Net cash provided by (used in) investing
       activities                                                211,225       915,280    (1,272,722)
                                                             -----------   -----------   -----------

Cash flows from financing activity:
 Distributions to partners                                    (1,847,869)   (2,715,414)   (1,702,748)
                                                             -----------   -----------   -----------
       Net cash used in financing activity                    (1,847,869)   (2,715,414)   (1,702,748)

 Net increase (decrease) in cash
  and cash equivalents                                           384,352      (139,013)   (1,023,931)


Cash and cash equivalents:
 Beginning of year                                             1,260,892     1,399,905     2,423,836
                                                             -----------   -----------   -----------

 End of year                                                 $ 1,645,244   $ 1,260,892   $ 1,399,905
                                                             ===========   ===========   ===========


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

  General
  -------

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

  The Managing General Partner of the Partnership is Copley Properties Company III, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ACOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

  On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management, L.P. was formed, into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P.

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

              At December 31, 1997 and 1996, an affiliate of the Managing General Partner owned 810 and 768 units of limited partnership interest, respectively, which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

  Management
  ----------

  AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($13,000 in 1997, $12,000 in 1996, and $13,368 in 1995). Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

  New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $18,315, $17,501 and $15,682 in 1997, 1996 and 1995, respectively.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

  Accounting Estimates
  --------------------

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

  Real Estate Joint Ventures
  --------------------------

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

  Property
  --------

  Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, and other operating net assets (liabilities). The Partnership's initial carrying value of a property previously subject to a ground lease/mortgage loan arrangement equals the Partnership's carrying value of the predecessor investment on the conversion date.

  Capitalized Costs, Depreciation and Amortization
  ------------------------------------------------

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

  Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases. Rental income is being recognized on a straight-line basis over the respective lease terms.

  Realizability of Real Estate Investments
  ----------------------------------------

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

  The carrying value of an investment may be greater or less than its current appraised value. At December 31, 1997 and 1996, the appraised value of each of the Partnership's investments exceeded its related carrying value; the aggregate excess was approximately $6,600,000 and $6,100,000, respectively. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


     Cash Equivalents and Short-Term Investments
     -------------------------------------------

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997 and 1996, all investments are in commercial paper with less than one month and three months, respectively, remaining to maturity.

     Deferred Disposition Fees
     -------------------------

     According to the terms of the advisory contract, AEW is entitled to disposition fees related to sales of real estate investments. Payment of these fees, however, is contingent upon the limited partners' first receiving their capital, plus stipulated returns thereon. Since inception, the Partnership sold several investments and had accrued disposition fees of $1,116,984 through September 30, 1992. In light of the then current value of the Partnership's remaining investments and the expectations for improvement over the Partnership's investment horizon, the Managing General Partner determined in 1992 that the likelihood of payment of these fees was remote. Accordingly, the previously accrued liability was reduced to zero.

     Income Taxes
     ------------

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations
     ---------------------

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

     Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB Opinion No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 3 - Real Estate Joint Ventures
-----------------------------------

     The Partnership has invested in two real estate joint ventures, each of which is organized as a general partnership with a real estate management/development firm. It made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firms are responsible for day-to-day development and operating activities, although overall authority and responsibility for the businesses is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint venture for a fee.

     270 Technology Park
     -------------------

     Effective January 1, 1988, one of the Partnership's ground lease/mortgage loan investments was converted to a 50% ownership interest in a joint venture with an affiliate of Manekin Corporation. The venture owns and operates three research and development/office buildings in Frederick, Maryland. The Partnership was credited with a capital contribution of $5,960,000, an amount equal to the cost of the land plus the then outstanding principal on the mortgage loan. In addition, during 1988, the Partnership contributed cash of $260,000. The preferential return rate on the capital contributed is 10.50% per annum. In March 1998, ownership of the joint venture was restructured whereby the Partnership obtained full control over the business of the joint venture. The restructuring will be effective January 1, 1998.

     Future aggregate minimum rents due to the venture under noncancellable operating leases are: $710,292 in 1998; $528,045 in 1999; $315,774 in 2000; and
$199,350 in 2001.

     Bayberry Apartments
     -------------------

     On April 4, 1988, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates to construct and operate a garden apartment community in Gaithersburg, Maryland. The Partnership has a 65% ownership interest and committed to a maximum capital contribution of $14,350,000, and a maximum deficit contribution (characterized as junior capital) of $230,000. The preferential return rate is 10.25% per annum on the capital contributed and the greater of the prime rate plus 2% or 10.25% on the deficit contribution. At December 31, 1997 and 1996, the Partnership had contributed $14,349,983 of its capital commitment, plus $225,957 as a prorata deficit contribution. Sixty-five percent of the Partnership's capital contribution is characterized as "senior" capital. If senior capital is prepaid, the Partnership is entitled to a special distribution intended to preserve the preferential return yield on senior capital through the ninth anniversary of the venture. No senior capital was prepaid as of December 31, 1997.

Summarized Financial Information
--------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                            ----------------------

                                               December 31,
                                         ------------------------
                                            1997         1996
                                         -----------  -----------
Assets

  Real property, net of accumulated
      depreciation of $5,110,304 and
      $4,812,441, respectively           $14,786,221  $15,325,895
  Other assets                               639,480      659,368
                                         -----------  -----------
                                          15,425,701   15,985,263

Liabilities                                  125,700      115,892
                                         -----------  -----------

Net assets                               $15,300,001  $15,869,371
                                         ===========  ===========


                             Results of Operations
                             ---------------------


                                        Year ended December 31,
                                  -----------------------------------
                                     1997        1996        1995
                                  ----------  ----------  -----------
Revenue

 Rental income                    $3,204,670  $3,204,233   $3,137,936
 Other income                         36,252       7,637        7,501
                                  ----------  ----------   ----------
                                   3,240,922   3,211,870    3,145,437
                                  ----------  ----------   ----------

Expenses

 Operating expenses                1,126,065   1,085,295    1,070,570
 Depreciation and amortization       563,288     539,326      575,221
                                  ----------  ----------   ----------
                                   1,689,353   1,624,621    1,645,791
                                  ----------  ----------   ----------

Net income                        $1,551,569  $1,587,249   $1,499,646
                                  ==========  ==========   ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

Note 4 - Property
-----------------

  North Cabot Industrial Park (formerly Marathon/Hayward)
  -------------------------------------------------------

  In September 1985, the Partnership acquired land in Hayward, California, for $786,130 and leased it back to the seller. The Partnership also made a nonrecourse permanent mortgage loan of $2,663,870 to the ground lessee to finance the two research and development buildings.

  On November 15, 1994, the Partnership restructured this ground lease/mortgage loan investment into a wholly-owned property, due to the inability of the ground lessee/mortgagee to meet its financial obligations. The Partnership received $85,000 in settlement of the guaranty provided by principals of the ground lessee. The Partnership obtained title to the improvements on the land, and to certain other operating assets in full satisfaction of the related mortgage loan and obligations under the ground lease, and in consideration of the assumption by the Partnership of certain operating liabilities. The carrying value of the ground lease/mortgage loan investment as of the date of restructuring was allocated to land, buildings and net operating assets.

 The following is summary of the Partnership's investment in property:


                                                        December 31,
                                                  ------------------------
                                                     1997         1996
                                                  -----------  -----------
     Land                                         $  347,772   $  347,772
     Buildings and improvements                    1,041,839    1,031,512
     Accumulated depreciation and amortization      (244,868)    (138,503)
     Net operating assets                             25,733       25,187
                                                  ----------   ----------
                                                  $1,170,476   $1,265,968
                                                  ==========   ==========

  The buildings are being depreciated over a 25-year period. The minimum future rentals under non-cancelable operating leases are: $220,521 in 1998; $188,026 in 1999, $126,705 in 2000; and $19,666 in 2001.

  Prior to 1994, the Managing General Partner determined that the carrying value of the North Cabot Industrial Park investment should be reduced to estimated fair market value. Accordingly, the carrying value was reduced by $2,500,000.

Note 5 - Income Taxes
---------------------

     The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                         Year ended December 31,
                                  -------------------------------------
                                     1997         1996         1995
                                  -----------  -----------  -----------
Net income per financial
 statements                       $1,310,288   $1,313,894   $1,287,403
Timing differences:
 Joint venture earnings             (154,870)    (224,467)     (94,384)
 Depreciation and amortization        85,777       58,395       28,223
 Property sales and operations             -            -       (3,313)
 Expenses                              3,188        3,188        3,188
                                  ----------   ----------   ----------

Taxable income                    $1,244,383   $1,151,010   $1,221,117
                                  ==========   ==========   ==========

Note 6 - Partners' Capital
--------------------------

  Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.


  Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sale transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $982.14 during 1987, to $946.14 during 1988, to $796.14 during 1989, to $694.14 during 1992, to $524.14 during 1993, to $493.14 during 1994, and to $485.54 during 1996. The capital distribution in 1996 of $519,946 represented previously undistributed proceeds from sales of various properties. No capital distributions have been made to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.
Note 7 - Subsequent Event
-------------------------

  Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $461,622 ($6.68 per limited partnership unit).

                     NEW ENGLAND LIFE PENSION PROPERTIES III
                        A REAL ESTATE LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                                         Initial Cost to                          Costs Capitalized
                                                         the Partnership                       Subsequent to Acquisition
                                                ---------------------------------     --------------------------------------------

                                                            Buildings &    Other       Carrying         Additions
Description                                       Land      Improvements   (Net)         Costs       (Dispositions)        Other
-----------                                     --------   -------------- -------     ----------     --------------      ---------
An R & D building (51,089 sq.ft)
on 3.8 acres of land in                         $347,772              $0       $0             $0         $1,041,839        $25,733
Hayward, California (See Note A)
                                               ---------       ---------   ------      ---------        -----------       --------

      Total Wholly-Owned                        $347,772              $0       $0             $0         $1,041,839        $25,733
                                               =========       =========   ======      =========        ===========       ========

50% Interest in 270 Technology
Park.  Owner of three R & D
buildings (86,169 square feet)                 ----------------------------------  See  Note  B  ---------------------------------
situated on 8.3 acres of land
in Frederick, Maryland.


60% Interest in Bayberry Associates.
Owner of nine apartment buildings
(230 units) situated on 17.1 acres             ----------------------------------  See  Note  B   --------------------------------
of land in Gaithersburg, Maryland.



      Total Joint Ventures


           Total Real Estate


                                                                                Gross amount at which
                                                                              Carried at Close of Period
                                                ------------------------------------------------------------------------------------

                                                                                      Investment
                                                            Buildings &               Valuation
Description                                       Land      Improvements   Other      Allowances      Dispositions         Total
-----------                                     --------   -------------- -------     ----------     --------------      ---------
An R & D building (51,089 sq.ft)
on 3.8 acres of land in                         $347,772      $1,041,839  $25,733             $0                 $0     $1,415,344
Hayward, California (See Note A)
                                               ---------     -----------  -------      ---------        -----------    -----------

      Total Wholly-Owned                        $347,772      $1,041,839  $25,733             $0                 $0     $1,415,344
                                               =========     ===========  =======      =========        ===========    ===========

50% Interest in 270 Technology
Park.  Owner of three R & D
buildings (86,169 square feet)                                                                                          $6,162,959
situated on 8.3 acres of land
in Frederick, Maryland.


60% Interest in Bayberry Associates.
Owner of nine apartment buildings
(230 units) situated on 17.1 acres                                                                                     $11,021,116
of land in Gaithersburg, Maryland.


                                                                                                                       -----------
      Total Joint Ventures                                                                                             $17,184,075

                                                                                                                       -----------
           Total Real Estate                                                                                           $18,599,419
                                                                                                                       ===========

                                                  Accumulated
                                                  Depreciation             Date of               Date            Depreciable
Description                                      & Amortization          Construction          Acquired             Life
-----------                                      --------------          ------------          --------             ----
An R & D building (51,089 sq.ft)
on 3.8 acres of land in                               ($244,868)           Completed            3/20/89           25 Years
Hayward, California (See Note A)                                                             (Converted to
                                                                                              Wholly-Owned
                                                                                              on 11/15/94)
                                                     ----------
      Total Wholly-Owned                              ($244,868)
                                                     ==========


50% Interest in 270 Technology
Park.  Owner of three R & D
buildings (86,169 square feet)                              N/A            Completed            8/29/87           30/15 Yrs
situated on 8.3 acres of land                                                                (Converted to
in Frederick, Maryland.                                                                      Joint Venture
                                                                                               on 1/1/88)

60% Interest in Bayberry Associates.
Owner of nine apartment buildings
(230 units) situated on 17.1 acres                          N/A            Completed             4/4/88           30/15 Yrs
of land in Gaithersburg, Maryland.


      Total Joint Ventures

                                                     ----------
           Total Real Estate                          ($244,868)
                                                     ==========


                     NEW ENGLAND LIFE PENSION PROPERTIES III

                             NOTE A TO SCHEDULE III


  Reconciliation of Real                               1995           1995
       Estate Owned                     COST        INVESTMENT    INCREASE IN     1995 DECREASE        COST
                                       AS OF            IN          DEFERRED       IN PROPERTY      BALANCE AT
        DESCRIPTION                   12/31/94       PROPERTY    LEASING COSTS   WORKING CAPITAL     12/31/95
        -----------                   --------       --------    -------------   ---------------    -----------
North Cabot Industrial Park          $1,191,813      $174,934         $21,691           ($86,898)   $1,301,540
                                    ===========   ===========     ===========         ===========  ===========


                                                       1996           1996
                                        COST        INVESTMENT    INCREASE IN     1996 INCREASE        COST
                                       AS OF            IN          DEFERRED       IN PROPERTY      BALANCE AT
                                      12/31/95       PROPERTY    LEASING COSTS   WORKING CAPITAL     12/31/96
                                      --------       --------    -------------   ---------------    -----------
North Cabot Industrial Park          $1,301,540       $10,394         $21,954            $70,583    $1,404,471
                                    ===========   ===========     ===========         ===========  ===========


                                                       1997           1997
                                        COST        INVESTMENT    INCREASE IN     1997 INCREASE        COST
                                       AS OF            IN          DEFERRED       IN PROPERTY      BALANCE AT
                                      12/31/96       PROPERTY    LEASING COSTS   WORKING CAPITAL     12/31/97
                                      --------       --------    -------------   ---------------    -----------
North Cabot Industrial Park          $1,404,471       $10,327         $14,794           ($14,248)   $1,415,344
                                    ===========   ===========     ===========         ===========  ===========


  Reconciliation of Real             ACCUMULATED          1995            ACCUMULATED
       Estate Owned                 AMORTIZATION &   AMORTIZATION &     AMORTIZATION &    12/31/95
                                     DEPRECIATION     DEPRECIATION       DEPRECIATION     PROPERTY
        DESCRIPTION                 AS OF 12/31/94      EXPENSE         AS OF 12/31/95      NET
        -----------                 --------------   --------------     --------------    --------
North Cabot Industrial Park               $2,802          $55,239            $58,041     $1,243,499
                                     ===========      ===========        ===========     ===========


                                     ACCUMULATED          1996            ACCUMULATED
                                    AMORTIZATION &   AMORTIZATION &     AMORTIZATION &    12/31/96
                                     DEPRECIATION     DEPRECIATION       DEPRECIATION     PROPERTY
                                    AS OF 12/31/95      EXPENSE         AS OF 12/31/96      NET
                                    --------------   --------------     --------------    --------
North Cabot Industrial Park              $58,041          $80,462           $138,503     $1,265,968
                                     ===========      ===========        ===========     ===========


                                     ACCUMULATED          1997            ACCUMULATED
                                    AMORTIZATION &   AMORTIZATION &     AMORTIZATION &    12/31/97
                                     DEPRECIATION     DEPRECIATION       DEPRECIATION     PROPERTY
                                    AS OF 12/31/96      EXPENSE         AS OF 12/31/97      NET
                                    --------------   --------------     --------------    --------
North Cabot Industrial Park             $138,503         $106,365           $244,868     $1,170,476
                                     ===========      ===========        ===========     ===========


                     NEW ENGLAND LIFE PENSION PROPERTIES III

                             NOTE B TO SCHEDULE III


                                                                                                           1995
                                                                                        1995 CASH     AMORTIZATION
                                        BALANCE            1995                          RECEIVED           OF           BALANCE
                          PERCENT OF     AS OF          INVESTMENT   1995 EQUITY IN        FROM        ACQUISITION        AS OF
      DESCRIPTION         OWNERSHIP    12/31/94        IN PROPERTY    INCOME (LOSS)   JOINT VENTURES       FEES          12/31/95
      -----------         ---------   -----------      -----------   --------------   --------------  -------------    -----------
  270 Technology Park        50%        $6,405,336              $0          $624,021     ($698,676)        ($3,188)     $6,327,493

  Bayberry Associates        65%        12,269,227               0           875,625    (1,350,067)         (6,276)     11,788,509

                                      ------------    ------------      ------------   ------------    ------------   ------------
                                       $18,674,563              $0        $1,499,646   ($2,048,743)        ($9,464)    $18,116,002
                                      ============    ============      ============   ============    ============   ============


                                                                                                           1996
                                                                                        1996 CASH      AMORTIZATION
                                        BALANCE            1996                          RECEIVED           OF           BALANCE
                          PERCENT OF     AS OF          INVESTMENT   1996 EQUITY IN        FROM        ACQUISITION        AS OF
                          OWNERSHIP    12/31/95        IN PROPERTY    INCOME (LOSS)   JOINT VENTURES       FEES          12/31/96
                          ---------   -----------      -----------   --------------   --------------  -------------      --------
  270 Technology Park        50%        $6,327,493              $0          $619,367     ($541,400)        ($3,188)     $6,402,272

  Bayberry Associates        65%        11,788,509               0           967,882    (1,389,740)         (6,276)     11,360,375

                                      ------------    ------------      ------------   ------------    ------------   ------------
                                       $18,116,002              $0        $1,587,249   ($1,931,140)        ($9,464)    $17,762,647
                                      ============    ============      ============   ============    ============   ============


                                                                                                           1997
                                                                                        1997 CASH      AMORTIZATION
                                        BALANCE            1997                          RECEIVED           OF           BALANCE
                          PERCENT OF     AS OF          INVESTMENT   1997 EQUITY IN        FROM        ACQUISITION        AS OF
                          OWNERSHIP    12/31/96        IN PROPERTY    INCOME (LOSS)   JOINT VENTURES       FEES          12/31/97
                          ---------   -----------      -----------   --------------   --------------  -------------      --------
  270 Technology Park        50%        $6,402,272              $0          $531,484     ($767,609)        ($3,188)     $6,162,959

  Bayberry Associates        65%        11,360,375               0         1,020,085    (1,353,067)         (6,277)     11,021,116

                                      ------------    ------------      ------------   ------------    ------------   ------------
                                       $17,762,647              $0        $1,551,569   ($2,120,676)        ($9,465)    $17,184,075
                                      ============    ============      ============   ============    ============   ============


                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

             Independent Auditor's Report and Financial Statements

                            of MORF Associates III

             (referred to elsewhere herein as 270 Technology Park)






Independent Auditor's Report of Wolpoff and Company, LLP

Balance Sheet - December 31, 1997 and 1996

Statement of Income - For the Years ended
 December 31, 1997, 1996 and 1995

Statement of Partners' Capital - For the Years ended
 December 31, 1997, 1996 and 1995

Statement of Cash Flows - For the Years ended
 December 31, 1997, 1996 and 1995

Notes to Financial Statements

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                                FINANCIAL REPORT

                                DECEMBER 31, 1997

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                                    CONTENTS

                                DECEMBER 31, 1997


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS                       1


FINANCIAL STATEMENTS

    Balance Sheet                                                          2

    Statement of Income                                                    3

    Statement of Partners' Capital                                         4

    Statement of Cash Flows                                                5

    Notes to Financial Statements                                        6 - 8


INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION                  9


SUPPLEMENTARY INFORMATION

    Schedule of Partners' Capital                                         10

    Schedule of Changes in Partners' Capital - Income Tax Basis           11

              [LETTERHEAD OF WOLPOFF & COMPANY, LLP APPEARS HERE]


To the Partners
MORF Associates III
    (A Maryland General Partnership)
Columbia, Maryland


             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS


We have audited the balance sheet of MORF Associates III (A Maryland General Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the three years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MORF Associates III (A Maryland General Partnership) as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


                                         /s/ Wolpoff & Company, LLP

                                         WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 8, 1998

                               MORF ASSOCIATES III
                               -------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                                  BALANCE SHEET
                                  -------------

                                    ASSETS
                                    ------

                                                                                December 31,
                                                                        ---------------------------

                                                                            1997            1996
                                                                        -----------     -----------
PROPERTY, AT COST - Note 1
  Buildings and Improvements                                            $ 6,461,425     $ 6,505,771
  Land                                                                      247,652         247,652
  Deferred Leasing Costs                                                    150,685         348,150
                                                                        -----------     -----------
                                                                          6,859,762       7,101,573
  Less Accumulated Depreciation and Amortization                          1,321,539       1,364,270
                                                                        -----------     -----------

      PROPERTY, NET                                                       5,538,223       5,737,303
                                                                        -----------     -----------

OTHER ASSETS
  Cash and Cash Equivalents - Note 1                                        104,265         166,474
                                                                        -----------     -----------

  Receivable From Tenants                                                    79,133          90,782
  Deferred Rent Receivable - Note 1                                         119,406         144,262
  Less Allowance for Doubtful Accounts                                      (14,000)        (50,000)
                                                                        -----------     -----------
                                                                            184,539         185,044
                                                                        -----------     -----------

  Prepaid Expenses                                                           40,598          11,944
                                                                        -----------     -----------

      TOTAL OTHER ASSETS                                                    329,402         363,462
                                                                        -----------     -----------

                                                                        $ 5,867,625     $ 6,100,765
                                                                        ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

LIABILITIES
  Accounts Payable and Accrued Expenses                                 $    10,419     $     8,022
  Tenant Security Deposits                                                   44,205          43,617
                                                                        -----------     -----------

      TOTAL LIABILITIES                                                      54,624          51,639

PARTNERS' CAPITAL - Note 2                                                5,813,001       6,049,126
                                                                        -----------     -----------

                                                                        $ 5,867,625     $ 6,100,765
                                                                        ===========     ===========

---------------

The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                              STATEMENT OF INCOME
                              -------------------


                                                                     Year Ended December 31,
                                                            ---------------------------------------

                                                               1997           1996           1995
                                                            ---------      ---------      ---------
REVENUE
  Gross Rent Potential - Notes 1 and 5                      $ 921,387      $ 884,222      $ 876,371
  Less Vacancies                                               96,279         42,955         22,445
                                                           -----------    -----------    -----------
    Net Rental Income                                         825,108        841,267        853,926
  Expense Reimbursements From Tenants                          98,979        134,744        115,054
  Other Income                                                 31,752          3,489          2,592
                                                           -----------    -----------    -----------

      TOTAL REVENUE                                           955,839        979,500        971,572
                                                           -----------    -----------    -----------

OPERATING EXPENSES
  Property Taxes                                               75,769         64,048         70,700
  Building and Grounds Maintenance                             45,579         48,679         32,535
  Utilities                                                    15,444         21,120         12,049
  Management Fees - Note 3                                     27,096         29,445         25,718
  General and Administrative                                   17,758          9,779         10,161
  Insurance                                                     4,925          5,560          5,796
  Bad Debt Expense                                             15,090         17,268         25,000
                                                           -----------    -----------    -----------

      TOTAL OPERATING EXPENSES                                201,661        195,899        181,959
                                                           -----------    -----------    -----------

NET OPERATING INCOME                                          754,178        783,601        789,613
                                                           -----------    -----------    -----------

ADJUSTMENTS TO ARRIVE AT NET INCOME
  Depreciation and Amortization                              (166,844)      (164,234)      (165,592)
  Abandonment of Tenant Improvements - Note 1                 (55,850)           -0-            -0-
                                                           -----------    -----------    -----------
                                                             (222,694)      (164,234)      (165,592)
                                                           -----------    -----------    -----------


NET INCOME - Note 4                                         $ 531,484      $ 619,367      $ 624,021
                                                           ===========    ===========    ===========


---------------

The notes to financial statements are an integral part of this statement.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                        STATEMENT OF PARTNERS' CAPITAL
                        ------------------------------

                                                   Year Ended December 31,
                                   --------------------------------------------------

                                       1997              1996               1995
                                   --------------    --------------    --------------
CAPITAL CONTRIBUTIONS                $ 6,220,001       $ 6,220,001       $ 6,220,001

CAPITAL PLACEMENT FEE - Note 1           (50,515)          (50,515)          (50,515)
                                   --------------    --------------    --------------
                                       6,169,486         6,169,486         6,169,486
                                   --------------    --------------    --------------

ACCUMULATED INCOME
     Prior Years                       5,483,632         4,864,265         4,240,244
     Current Year                        531,484           619,367           624,021
                                   --------------    --------------    --------------
                                       6,015,116         5,483,632         4,864,265
                                   --------------    --------------    --------------

DISTRIBUTIONS - Note 2
     Prior Years                      (5,603,992)       (5,062,591)       (4,363,915)
     Current Year                       (767,609)         (541,401)         (698,676)
                                   --------------    --------------    --------------
                                      (6,371,601)       (5,603,992)       (5,062,591)
                                   --------------    --------------    --------------

TOTAL PARTNERS' CAPITAL              $ 5,813,001       $ 6,049,126       $ 5,971,160
                                   ==============    ==============    ==============


-----------------

The notes to financial statements are an integral part of this statement.

                               MORF ASSOCIATES III
                               -------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                              Year Ended December 31,
                                                       -------------------------------------
                                                          1997          1996         1995
                                                       ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $ 531,484     $ 619,367     $ 624,021
                                                       ---------     ---------     ---------
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Depreciation and Amortization                        166,844       164,234       165,592
    Abandonment of Tenant Improvements                    55,850           -0-           -0-
    Change in Tenant Receivables, Net of Allowance           506        16,366       (74,654)
    Change in Prepaid Expenses                           (28,654)       (9,631)        1,542
    Change in Accounts Payable and Accrued Expenses        2,397         6,171        (7,600)
                                                       ---------     ---------     ---------
     Total Adjustments                                   196,943       177,140        84,880
                                                       ---------     ---------     ---------

      Net Cash Provided by Operating Activities          728,427       796,507       708,901
                                                       ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Tenant Security Deposits                       588         2,726        10,430
  Additions to Property                                  (21,441)      (76,617)      (79,117)
  Leasing Commissions                                     (2,174)      (35,066)      (41,300)
                                                       ---------     ---------     ---------

      Net Cash Used by Investing Activities              (23,027)     (108,957)     (109,987)
                                                       ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners                             (767,609)     (541,401)     (698,676)
                                                       ---------     ---------     ---------
NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                           (62,209)      146,149       (99,762)

CASH AND CASH EQUIVALENTS, BEGINNING                     166,474        20,325       120,087
                                                       ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, ENDING                      $ 104,265     $ 166,474     $  20,325
                                                       =========     =========     =========

------------------

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

                                DECEMBER 31, 1997
                                -----------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Organization
            ------------
            MORF Associates III (A Maryland General Partnership) (the Partnership) was formed on January 1, 1988, under the Maryland Uniform Partnership Act. The land and buildings were conveyed to the Partnership by M.O.R.F. III Associates Limited Partnership, a general partner. The buildings were in service and partially leased on the date conveyed.

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

            Property
            --------
            The Partnership owns and operates 3 office buildings in Frederick, Maryland, containing approximately 86,300 square feet of leasable area.

            In 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that real estate assets be evaluated for impairment if impairment indicators are present. An impairment write-down to fair value would occur only if the estimated undiscounted cash flows from the asset were less than the carrying amount of the asset. At December 31, 1997, the Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

            All property is recorded at cost. Information regarding the buildings is as follows:

                                                       Occupancy at
                                         ---------------------------------------
                  Square
   Building        Feet        Tenants     12/31/97      12/31/96      12/31/95
--------------- -----------  ----------- -----------   -----------   -----------

      C           45,800       Multiple        100%          100%          100%
      D           11,700       Multiple         86%           86%           88%
      E           28,800       Multiple        100%          100%          100%
                ---------                -----------   -----------   -----------

                  86,300                        98%           98%           98%
                =========                ===========   ===========   ===========

                               MORF ASSOCIATES III
                               -------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                DECEMBER 31, 1997
                                -----------------


Note 1 - During 1997, tenant improvements completed in prior years were (Cont.) demolished in order to build out the space for the new tenant. The loss on abandonment of tenant improvements is calculated as follows:


               Acquired Value                             $ 65,787
               Accumulated Depreciation                     (9,937)
                                                        -----------

               Abandonment of Tenant Improvements         $ 55,850
                                                        ===========

         Depreciation
         ------------
         Building costs and tenant improvements are being depreciated using the straight-line method over the estimated useful lives of 50 years.

         Amortization
         ------------
         Deferred leasing costs are being amortized over the lease periods.

         Income Taxes
         ------------
         Partnerships, as such, are not subject to income taxes. The partners are required to report their respective share of partnership income or loss and other tax items on their respective income tax returns.

         Capital Placement Costs
         -----------------------
         Costs incurred for arranging the Partnership's equity have been treated as a reduction of partners' capital.

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Note 2  -  PARTNERS' CAPITAL

         Capital Investment
         ------------------
         New England Life Pension Properties III (NELPP III) has invested equity of $6,220,000 in the Partnership. NELPP III is entitled to a cumulative priority return of 10.5% compounded monthly on its investment.

         During 1997, 1996, and 1995, NELPP III was paid $767,609, $541,401, and
         $698,676, respectively, under this agreement. As of December 31, 1997, 1996, and 1995, unpaid priority returns amounted to $682,372, $732,013, and $560,857, respectively.

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

                               MORF ASSOCIATES III
                               -------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                        --------------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                DECEMBER 31, 1997
                                -----------------


Note 3 - Leasing Commissions
         -------------------
(Cont.) Leasing commissions of $2,174 and $35,961 were paid to Manekin Corporation during 1997 and 1995. No leasing commissions were paid to Manekin Corporation during 1996.

Note 4 - TAX ACCOUNTING

         Tax accounting differs from financial accounting as follows:


                                               Current           Prior
                                                 Year            Years           Total
                                             -------------   -------------   -------------
         Financial Statement Income             $ 531,484      $5,483,632      $6,015,116
         Additional Depreciation                  (69,586)       (623,009)       (692,595)
         Deferred Rental
          Income Not Subject to Tax                24,856        (144,262)       (119,406)
         Prepaid Property Taxes                   (29,310)         (9,631)        (38,941)
         Allowance for Doubtful Accounts          (36,000)         41,500           5,500
                                             -------------   -------------   -------------

         Taxable Income                         $ 421,444      $4,748,230      $5,169,674
                                             =============   =============   =============


Note 5 - LEASES

         The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1997:


           Year Ending December 31, 1998          $ 710,292
                                    1999            528,045
                                    2000            315,774
                                    2001            199,350
                                                ------------

                                                 $1,753,461
                                                ============

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



Baltimore, Maryland
January 8, 1998

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                          SCHEDULE OF PARTNERS' CAPITAL
                          -----------------------------

                          YEAR ENDED DECEMBER 31, 1997
                          ----------------------------

                                                             M.O.R.F. III
                                          New England         Associates
                                          Life Pension         Limited
                                         Properties III       Partnership          Total
                                      -------------------  ------------------  --------------
OWNERSHIP PERCENTAGE                           50%                 50%              100%
                                         ==============      ==============    ==============

CAPITAL CONTRIBUTIONS                      $ 6,220,000        $          1       $ 6,220,001

CAPITAL PLACEMENT FEE                          (50,515)                 -0-          (50,515)
                                         --------------      --------------    --------------
                                             6,169,485                   1         6,169,486
                                         --------------      --------------    --------------

ACCUMULATED INCOME
  Prior Years                                5,348,632             135,000         5,483,632
  Current Year                                 531,484                  -0-          531,484
                                         --------------      --------------    --------------
                                             5,880,116             135,000         6,015,116
                                         --------------      --------------    --------------
DISTRIBUTIONS - Note 2
  Prior Years                               (5,468,992)           (135,000)       (5,603,992)
  Current Year                                (767,609)                 -0-         (767,609)
                                         --------------      --------------    --------------
                                            (6,236,601)           (135,000)       (6,371,601)
                                         --------------      --------------    --------------

TOTAL PARTNERS' CAPITAL                    $ 5,813,000        $          1       $ 5,813,001
                                         ==============      ==============    ==============

----------------

See Independent Auditor's Report on Supplementary Information.

                              MORF ASSOCIATES III
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1997
                         ----------------------------


                                                             M.O.R.F. III
                                         New England          Associates
                                         Life Pension          Limited
                                        Properties III        Partnership           Total
                                     -------------------   ------------------   --------------
OWNERSHIP PERCENTAGE                          50%                  50%               100%
                                        ==============       ==============     ==============

CAPITAL CONTRIBUTIONS                    $  6,220,000         $          1       $ 6,220,001

CAPITAL PLACEMENT FEE                         (50,515)                  -0-          (50,515)
                                        --------------       --------------     --------------
                                            6,169,485                    1         6,169,486
                                        --------------       --------------     --------------

ACCUMULATED INCOME
  Prior Years                               4,613,230              135,000         4,748,230
  Current Year                                421,444                   -0-          421,444
                                        --------------       --------------     --------------
                                            5,034,674              135,000         5,169,674
                                        --------------       --------------     --------------
DISTRIBUTIONS - Note 2
  Prior Years                              (5,468,992)            (135,000)       (5,603,992)
  Current Year                               (767,609)                  -0-         (767,609)
                                        --------------       --------------     --------------
                                           (6,236,601)            (135,000)       (6,371,601)
                                        --------------       --------------     --------------

TOTAL PARTNERS' CAPITAL                  $  4,967,558         $          1       $ 4,967,559
                                        ==============       ==============     ==============


---------------

See Independent Auditor's Report on Supplementary Information.

                             FINANCIAL STATEMENTS
                                  INDEX NO. 3

             Independent Auditor's Report and Financial Statements

                            of Bayberry Associates






Independent Auditor Report of Reznick Fedder and Silverman

Balance Sheets - December 31, 1997 and 1996

Statements of Operations - For the Years ended
 December 31, 1997, 1996 and 1995

Statements of Partners' Equity - For the Years ended
 December 31, 1997, 1996 and 1995

Statements of Cash Flows - For the Years ended
 December 31, 1997, 1996 and 1995

Notes to Financial Statements

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                              BAYBERRY ASSOCIATES

                           DECEMBER 31, 1997 AND 1996

                              Bayberry Associates

                               TABLE OF CONTENTS


                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                   3


FINANCIAL STATEMENTS


     BALANCE SHEETS                                                            4


     STATEMENTS OF OPERATIONS                                                  5


     STATEMENTS OF PARTNERS' EQUITY                                            6


     STATEMENTS OF CASH FLOWS                                                  7


     NOTES TO FINANCIAL STATEMENTS                                             8

            [LETTERHEAD OF REZNICK FEDDER & SILVERMAN APPEARS HERE]


                          INDEPENDENT AUDITORS' REPORT



To the Partners
Bayberry Associates

     We have audited the accompanying balance sheets of Bayberry Associates as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayberry Associates as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                     /s/ Reznick Fedder & Silverman

Baltimore, Maryland
January 20, 1998

                              Bayberry Associates

                                BALANCE SHEETS

                          December 31, 1997 and 1996


                                                 1997            1996
                                            -------------   ------------
                   ASSETS

INVESTMENT IN REAL ESTATE
   Land                                    $    3,754,558  $   3,754,558
   Building and improvements                    8,503,711      8,503,711
   Personal property                              778,494        778,494
                                            -------------   ------------

                                               13,036,763     13,036,763
   Less accumulated depreciation                3,788,765      3,448,171
                                            -------------   ------------

                                                9,247,998      9,588,592

OTHER ASSETS
   Cash                                           149,528        140,538
   Tenants' security deposits                      27,006         28,362
   Tenants' accounts receivable                    21,306          7,453
   Prepaid expenses                               112,238        119,553
                                            -------------   ------------

                                           $    9,558,076  $   9,884,498
                                            =============   ============

          LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Accounts payable and accrued expenses   $       22,936  $      17,749
   Deferred rental income                          12,304         12,959
   Accrued preferred return                     2,846,924      2,479,619
   Accrued guaranteed payments                  1,532,960      1,335,179
   Tenants' security deposits payable              27,006         27,425
   Due to affiliates                                8,830          6,120
                                            -------------   ------------

                                                4,450,960      3,879,051

PARTNERS' EQUITY                                5,107,116      6,005,447
                                            -------------   ------------

                                           $    9,558,076  $   9,884,498
                                            =============   ============

                       See notes to financial statements

                              Bayberry Associates

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1997, 1996 and 1995


                                      1997            1996            1995
                                  -----------     -----------     -----------

Revenue
  Rent                            $ 2,221,106     $ 2,168,867     $ 2,118,199
  Other lease related income           59,477          59,355          50,757
  Interest                              4,500           4,148           4,909
                                   ----------      ----------      ----------
                                    2,285,083       2,232,370       2,173,865
                                   ----------      ----------      ----------

Expenses
  Furnished apartment expense          14,080          17,384          23,253
  Advertising and promotion            45,076          52,631          58,534
  Salaries                            218,230         203,722         208,734
  Administrative                       54,985          49,218          47,552
  Management fee                       79,485          77,525          75,271
  Maintenance                         169,586         158,702         143,328
  Utilities                            53,926          72,901          67,098
  Real estate taxes                   213,150         190,670         196,901
  Insurance                            18,084          20,338          20,551
  Dues and fees                        57,802          46,305          47,389
  Depreciation                        340,594         375,092         409,629
  Guaranteed payments                 671,616         651,048         632,894
                                   ----------      ----------      ----------

                                    1,936,614       1,915,536       1,931,134
                                   ----------      ----------      ----------

       EXCESS OF REVENUE
         OVER EXPENSES            $   348,469     $   316,834     $   242,731
                                   ==========      ==========      ==========

                       See notes to financial statements

                              Bayberry Associates

                        STATEMENTS OF PARTNER'S EQUITY

                 Years ended December 31, 1997, 1996 and 1995


                                                           Christopher
                                                             Bozzuto        New England
                                                             Limited       Life Pension
                                                           Partnership    Properties III        Total
                                                           -----------   ----------------    ------------
Partners' equity (deficit), December 31, 1994              $ (345,536)   $      8,175,881    $  7,830,345

Distributions                                                 (15,527)         (1,159,847)     (1,175,374)

Excess of revenue over expenses                                15,527             227,204         242,731
                                                           ----------    ----------------    ------------

Partners' equity (deficit), December 31, 1995                (345,536)          7,243,238       6,897,702

Distributions                                                 (24,136)         (1,184,953)     (1,209,089)

Excess of revenue over expenses                                24,136             292,698         316,834
                                                           ----------    ----------------    ------------

Partners' equity (deficit), December 31, 1996                (345,536)          6,350,983       6,005,447

Distributions                                                 (26,730)         (1,220,070)     (1,246,800)

Excess of revenue over expenses                                26,730             321,739         348,469
                                                           ----------    ----------------    ------------

Partners' equity (deficit), December 31, 1997              $ (345,536)   $      5,452,652    $  5,107,116
                                                           ==========    ================    ============

                       See notes to financial statements

                              Bayberry Associates

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1996 and 1995




                                                               1997           1996            1995
                                                           ----------     -----------     -----------
Cash flow from operating activities
 Excess of revenue over expenses                           $  348,469     $   316,834     $   242,731
 Adjustments to reconcile excess of revenue over
 expenses to net cash provided by operating
 activities
  Depreciation                                                340,594         375,092         409,629
  Changes in assets and liabilities
  (Increase) decrease in tenants' accounts receivable         (13,853)            (42)            202
  Decrease (increase) in prepaid expenses                       7,315         (13,882)          5,938
  Increase (decrease) in accounts payable                       5,187         (36,066)         45,335
  (Decrease) increase in deferred rental income                  (655)       (103,044)         22,256
  Increase in accrued guaranteed payments                     197,781         192,524         170,171
  Increase (decrease) in due to affiliate                       2,710         (25,211)         14,127
  Net security deposits received (paid)                           937            (373)           (565)
                                                           ----------     -----------     -----------

     Net cash provided by operating activities                888,485         705,832         909,824
                                                           ----------     -----------     -----------

Cash flows from investing activities
 Purchase of fixed assets                                           -               -         (19,755)
                                                           ----------     -----------     -----------

    Net cash used in investing activities                           -               -         (19,755)
                                                           ----------     -----------     -----------
Cash flows from financing activities
  Distributions to general partner                           (879,495)       (851,543)       (859,344)
                                                           ----------     -----------     -----------

      Net cash used in financing activities                  (879,495)       (851,543)       (859,344)
                                                           ----------     -----------     -----------

      NET INCREASE (DECREASE) IN CASH                           8,990        (145,711)         30,725

Cash, beginning                                               140,538         286,249         255,524
                                                           ----------     -----------     -----------

Cash, ending                                               $  149,528     $   140,538     $   286,249
                                                           ==========     ===========     ===========

Supplemental disclosure of cash flow information
 Cash paid during the year for guaranteed payments         $  473,835     $   458,524     $   462,724
                                                           ==========     ===========     ===========

                       See notes to financial statements

                              Bayberry Associates

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

     Bayberry Associates (the Partnership) was formed as a general partnership under the laws of the State of Maryland on April 4, 1988, for the purpose of constructing, owning and operating a rental housing project. The project consists of 230 units located in Montgomery County, Maryland, and is operating as Bayberry Apartments. All leases between the Partnership and tenants of the property are operating leases.

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

     Investment in Real Estate
     -------------------------

     Investment in real estate is carried at cost. Management does not believe that there are any current facts or circumstances that would indicate impairment of the rental property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using accelerated methods.

     Rental Income
     -------------

     Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

     Income Taxes
     ------------

     No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

                              Bayberry Associates

                       December 31, 1997, 1996 and 1995

NOTE B - RELATED PARTY TRANSACTIONS

     Management Fee
     --------------

     The Partnership is required to pay a management fee to Bozzuto Management Company, an affiliate of Christopher Bozzuto Limited Partnership, a general partner, in an amount equal to 3.5% of gross receipts collected. Management fees of $79,485, $77,525, and $75,271 were expensed in 1997, 1996 and 1995, respectively. At December 31, 1997, $8,830 remains unpaid, while $6,120 was unpaid as of December 31, 1996.

     Expenses Incurred and Reimbursed to Affiliates
     ----------------------------------------------

     The Partnership reimburses payroll and other costs incurred by Bozzuto & Associates, Inc. and Subsidiaries, affiliates of Christopher Bozzuto Limited Partnership, a general partner, for various administrative and operating costs relating to the project. During 1997, 1996 and 1995, $236,313, $224,059, and $229,285 were incurred, respectively. At December 31, 1997 and December 31, 1996, those amounts were paid in full.


NOTE C - PARTNERS' EQUITY

     The acquisition and development of the project was funded by capital contributions from New England Life Pension Properties III (NELP), a general partner, in the cumulative amount of $14,350,000, which consisted of senior and junior capital of $9,327,500 and $5,022,500, respectively. The Partnership agreement provides for both a "Senior and Junior Priority Return," on the outstanding capital, on a monthly basis, which is calculated at the rate of 10.25% per annum on the outstanding capital. The Priority Returns are payable monthly from Operating Cash Flow as defined in the Partnership agreement, however, (a) to the extent the full amount of the Senior Priority Return cannot be made from such sources on a monthly basis, an amount thereof equal to a 10.25% per annum cumulative return on the Senior Invested Capital may accrue, and such accruals shall bear interest at the rate of 10.25% per annum compounded monthly and (b) to the extent the full amount of the Junior Priority Return cannot be made from such sources on a monthly basis, the amount of the Junior Priority Return may accrue and such accruals shall bear interest at the rate of 10.25% per annum compounded monthly. To the extent the Senior Priority Return is required to be paid currently (and may not be accrued), it will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions. These Deficit Contributions and Default Capital Contributions accrue a return

                              Bayberry Associates

NOTE C - PARTNERS' EQUITY (Continued)

     (Deficit Preferred Return) equal to the greater of NationsBank's prime rate plus 2% (10.50% at December 31, 1997) or 10.25% per annum. As of December 31, 1997 and 1996, NELP and Christopher Bozzuto Limited Partnership had made deficit capital contributions in the amounts of $225,956 and $122,500, respectively.

     At December 31, 1997 and 1996, the accrued Junior Priority Return (including accrued interest of $1,372,467 and $988,654, respectively) due totaled $4,011,869 and $3,510,514. The Senior Priority Return was paid in full on an annual basis. The accrued Deficit Preferred Return payable to NELP and Christopher Bozzuto Limited Partnership at December 31, 1997, was $215,034 and $152,981, respectively, and at December 31, 1996, was 178,033 and $126,251, respectively.


NOTE D - RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN

     The following is a reconciliation of the excess of revenue over expenses and partners' equity per the financial statements to the tax basis excess of revenue over expenses and partners' equity for the years ended December 31, 1997, 1996 and 1995.

                                                     1997              1996              1995
                                                 ------------      ------------      ------------
Excess of revenue over expenses
 (financial statement basis)                     $    348,469      $    316,834      $    242,731
Deferred rental income                                   (655)         (103,044)           22,257
Real estate tax deduction under IRS
  Code Section 461                                      5,965           (14,787)            6,775
                                                 ------------     -------------      ------------

    Tax basis                                    $    353,779     $     199,003      $    271,763
                                                 ============     =============      ============

Partners' equity (financial statement basis)     $  5,107,116     $   6,005,447      $  6,897,702
Deferred rental income                                 12,304            12,959           116,003
Real estate tax deduction under IRS Code
  Section 461                                        (103,871)         (109,836)          (95,049)
                                                 ------------     -------------      ------------

    Tax basis                                    $  5,015,549     $   5,908,570      $  6,918,656
                                                 ============     =============      ============

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

                                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                                   A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 26, 1998              By:   /s/ Wesley M. Gardiner, Jr.
                                         ----------------------------
                                         Wesley M. Gardiner, Jr.
                                         President of the
                                         Managing General Partner



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                              Date
     ---------                    -----                              ----


                                   President, Chief
                                   Executive Officer and
 /s/ Wesley M. Gardiner, Jr.       Director                     March 26, 1998
-----------------------------
     Wesley M. Gardiner, Jr.


                                   Vice President and
 /s/ Pamela J. Herbst              Director                     March 26, 1998
-----------------------------
     Pamela J. Herbst


                                   Vice President and
 /s/ J. Grant Monahon              Director                     March 26, 1998
-----------------------------
     J. Grant Monahon



/s/ James J. Finnegan              Vice President               March 26, 1998
-----------------------------
    James J. Finnegan




/s/ Karin J. Lagerlund             Treasurer and Principal
-----------------------------      Financial and Accounting
    Karin J. Lagerlund             Officer                      March 26, 1998

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

27.           Financial Data Schedule

*Previously filed and incorporated herein by reference.