Form 10-Q
period 1998-03-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1998-05-15
CIK 757221

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

For Quarter Ended March 31, 1998  Commission File Number 0-14052


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

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)


                                       March 31, 1998      December 31, 1997
                                      ----------------    -------------------
ASSETS

Real estate investments:
   Joint ventures                         $10,953,403        $ 17,184,075
   Property, net                            7,057,172           1,170,476
                                          -----------        ------------
                                           18,010,575          18,354,551


Cash and cash equivalents                   2,888,869           1,645,244
Short-term investments                              -             946,836
                                          -----------        ------------
                                          $20,899,444        $ 20,946,631
                                          ===========        ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $    72,684        $     99,348
Accrued management fee                         45,655              45,655
                                          -----------        ------------
Total liabilities                             118,339             145,003
                                          -----------        ------------

Partners' capital (deficit):
    Limited partners ($485.54 per
      unit; 75,000 units authorized,
      68,414 units issued and
      outstanding)                         20,838,820          20,859,138
    General partners                          (57,715)            (57,510)
                                          -----------        ------------
Total partners' capital                    20,781,105          20,801,628
                                          -----------        ------------

                                          $20,899,444        $ 20,946,631
                                          ===========        ============

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Quarter Ended March 31,
                                                  1998                1997
                                             --------------      -------------
INVESTMENT ACTIVITY

Property rentals                              $ 324,723           $  62,785
Property operating expenses                     (61,562)            (17,298)
Depreciation and amortization                   (76,097)            (33,425)
                                              ---------           ---------
                                                187,064              12,062

Joint venture earnings                          324,873             421,261
Amortization                                     (1,569)             (2,366)
                                              ---------           ---------
 Total real estate operations                   510,368             430,957

Interest on cash equivalents
 and short-term investments                      33,039              26,251
                                              ---------           ---------
 Total investment activity                      543,407             457,208
                                              ---------           ---------

Portfolio Expenses

General and administrative                       56,653              54,357
Management fee                                   45,655              45,655
                                              ---------           ---------
                                                102,308             100,012
                                              ---------           ---------

Net Income                                    $ 441,099           $ 357,196
                                              =========           =========

Net income per limited partnership
 unit                                         $    6.38           $    5.17
                                              =========           =========

Cash distributions per
 limited partnership unit                     $    6.68           $    6.70
                                              =========           =========

Number of limited partnership
 units outstanding during the period             68,414              68,414
                                              =========           =========


                (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)




                                    Quarter Ended March 31,
                  ------------------------------------------------------
                            1998                        1997
                          --------                    --------

                   General       Limited       General        Limited
                   Partners      Partners      Partners       Partners
                  ----------   ------------   ----------    ------------
Balance at
 beginning of
 period           $ (57,510)   $ 20,859,138   $ (52,135)    $ 21,391,344

Cash
 distributions       (4,616)       (457,006)     (4,630)        (458,374)

Net income            4,411         436,688       3,572          353,624
                  ---------    ------------   ---------     ------------

Balance at
 end of period    $ (57,715)   $ 20,838,820   $ (53,193)    $ 21,286,594
                  =========    ============   =========     ============



                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Quarter Ended March 31,
                                            ------------------------------------
                                                     1998              1997
                                                  ----------       ----------

Net cash provided by operating activities         $  772,316       $  407,915
                                                  ----------       ----------

Cash flows from investing activities:
     Reduction in property                             1,806                -
     Decrease in short-term
         investments, net                            931,125          217,437
                                                  ----------       ----------
            Net cash provided by
            investing activities                     932,931          217,437
                                                  ----------       ----------

Cash flows from financing activity:
     Distributions to partners                      (461,622)        (463,004)
                                                  ----------       ----------

            Net increase in
            cash and cash equivalents              1,243,625          162,348

Cash and cash equivalents:
     Beginning of period                           1,645,244        1,260,892
                                                  ----------       ----------

     End of period                                $2,888,869       $1,423,240
                                                  ==========       ==========



Non-cash transaction:

Effective January 1, 1998, the Partnership's joint venture investment in 270 Technology Park was converted to a wholly-owned property. The carrying value of this investment at conversion was $6,162,959.



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July, 1985 and acquired the three investments it currently owns prior to the end of 1988. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. ("AEW") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The 270 Technology Park joint venture was restructured to a wholly-owned property effective January 1, 1998 (See Note 3).

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                       March 31, 1998   December 31, 1997
                                       --------------   -----------------
Assets

  Real property, at cost less
     accumulated depreciation
     of $3,873,702 and $5,110,304         $ 9,163,061        $ 14,786,221
  Other assets                                299,407             639,480
                                          -----------        ------------
                                            9,462,468          15,425,701

Liabilities                                    41,611             125,700
                                          -----------        ------------

Net Assets                                $ 9,420,857        $ 15,300,001
                                          ===========        ============


                             Results of Operations
                          ----------------------------
                                     Quarter ended March 31,
                                     -----------------------
                                        1998         1997
                                     -----------   ---------
Revenue
  Rental income                        $ 595,656   $ 789,405
  Other                                      664         647
                                       ---------   ---------
                                         596,320     790,052
                                       ---------   ---------
Expenses
  Operating expenses                     186,510     242,422
  Depreciation and amortization           84,937     126,369
                                       ---------   ---------
                                         271,447     368,791
                                       ---------   ---------

  Net income                           $ 324,873   $ 421,261
                                       =========   =========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

     Effective January 1, 1998, the 270 Technology Park joint venture was converted to a wholly-owned property. Accordingly, the 1998 amounts relate only to the Bayberry joint venture.

NOTE 3 - PROPERTY
-----------------

     Effective January 1, 1998, the 270 Technology Park joint venture was restructured and the venture partner's ownership interest was assigned 99% to the Partnership, and 1% to an affiliate of the Partnership. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($6,162,959) was allocated to land, building and improvements, and other net operating assets.

     The following is a summary of the Partnership's investment in property (two at March 31, 1998, and one at December 31, 1997):


                                  March 31, 1998    December 31, 1997
                                  ---------------   ------------------

  Land                               $   563,176          $   347,772
  Buildings and improvements           6,660,074            1,041,839
  Accumulated depreciation
     and amortization                   (307,791)            (244,868)
  Net operating assets                   141,713               25,733
                                     -----------          -----------
                                     $ 7,057,172          $ 1,170,476
                                     ===========          ===========

     The net carrying value at March 31, 1998 was comprised of North Cabot and 270 Technology Park at $1,155,201 and $5,901,971, respectively.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $461,622 ($6.68 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $35,196,266 ($514.46 per limited partnership unit) has been returned to the limited partners through March 31, 1998.

     At March 31, 1998, the Partnership had $2,888,869 in cash and cash equivalents, of which $461,622 was used for operating cash distributions to partners on April 29, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate investments and invested cash and cash equivalents. Distributions of cash from operations for the first quarter of 1997 and 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution of $485.54 per limited partnership unit.

     The carrying value of real estate investments in the financial statements at March 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $6,900,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     North Cabot Industrial Park is a wholly-owned property. Effective January 1, 1998, 270 Technology Park was converted to a wholly-owned property; it was previously structured as a joint venture with a real estate management/development firm. Bayberry is structured as a joint venture with a real estate management/development firm.

     Operating Factors

     Occupancy at North Cabot Industrial Park remained at 100% during the first quarter of 1998, where it has been since September 30, 1996.

     Occupancy at 270 Technology Park remained at 98% during the first quarter of 1998. (Occupancy was 98% at December 31, 1997 and 99% at March 31, 1997.)

     Occupancy at Bayberry Apartments increased to 97% as of March 31, 1998. (Occupancy was 93% at December 31, 1997 and 90% at March 31, 1997.)

     Investment Results

     Interest on cash equivalents and short-term investments increased by approximately $7,000, or 26%, between the first three months of 1997 and 1998. The increase is primarily due to higher average invested balances as well as higher short-term yields in 1998.

     Real estate operating results were $510,368 for the first three months of 1998, and $430,957 for the comparable period of 1997. At North Cabot, 1998 operations improved by approximately $29,000 due to lower operating expenses attributable to the refund of prior-year property taxes of approximately $11,000 in 1998, as well as decreased amortization expense related to certain tenant improvements which were fully amortized during 1997. Operating income also increased at Bayberry by approximately $70,000 primarily due to the increase in occupancy mentioned above. At 270 Technology Park, operating results declined by approximately $20,000 due to increases in operating expenses and depreciation which were partially offset by an improvement in rental rates in the first quarter of 1998 as compared to the comparable period in 1997.

     Cash from operations increased by approximately $364,000 between the two three-month periods. The increase is primarily due to the increase in real estate operating results discussed above and increased distributions from Bayberry, as well as a decrease in property working capital at 270 Technology Park.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by approximately $2,300, or 4% between the first three months of 1997 and 1998 primarily due to an increase in investor servicing expenses, partially offset by a decrease in accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Items 1-5  Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K

                  a.    Exhibits:  (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


May 15, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Copley Properties Company III, Inc.



May 15, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.