Form 10-Q
period 1998-06-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1998-08-14
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

------------------------------------------------------------------------------

For Quarter Ended June 30, 1998                 Commission File Number 0-14052


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



-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEETS
(Unaudited)

                                       June 30, 1998    December 31, 1997
                                       -------------    -----------------
ASSETS

Real estate investments:
   Joint ventures                        $         -      $17,184,075
   Property, net                           6,999,937        1,170,476
                                         -----------      -----------
                                           6,999,937       18,354,551

Joint venture held for disposition        10,814,631                -

Cash and cash equivalents                  2,942,647        1,645,244
Short-term investments                             -          946,836
                                         -----------      -----------
                                         $20,757,215      $20,946,631
                                         ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $    60,506      $    99,348
Accrued management fee                        45,655           45,655
                                         -----------      -----------
Total liabilities                            106,161          145,003
                                         -----------      -----------

Partners' capital (deficit):
     Limited partners ($485.54 per
         unit; 75,000 units authorized,
         68,414 units issued and
         outstanding)                     20,710,069       20,859,138
     General partners                        (59,015)         (57,510)
                                         -----------      -----------
Total partners' capital                   20,651,054       20,801,628
                                         -----------      -----------

                                         $20,757,215      $20,946,631
                                         ===========      ===========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                         June 30, 1998    June 30, 1998     June 30, 1997    June 30, 1997
                                         -------------   ----------------   -------------   ----------------
INVESTMENT ACTIVITY

Property rentals                              $323,224          $ 647,947        $ 74,533           $137,318
Property operating expenses                    (78,346)          (139,908)        (20,762)           (38,060)
Depreciation and amortization                  (75,325)          (151,422)        (33,424)           (66,849)
                                              --------          ---------        --------           --------
                                               169,553            356,617          20,347             32,409

Joint venture earnings                         227,806            552,679         336,469            757,730

Amortization                                    (1,569)            (3,138)         (2,366)            (4,732)
                                              --------          ---------        --------           --------

  Total real estate operations                 395,790            906,158         354,450            785,407

Interest on cash equivalents
  and short-term investments                    33,071             66,110          32,578             58,829
                                              --------          ---------        --------           --------
  Total investment activity                    428,861            972,268         387,028            844,236
                                              --------          ---------        --------           --------

Portfolio Expenses

General and administrative                      51,635            108,288          85,839            140,196
Management fee                                  45,655             91,310          45,655             91,310
                                              --------          ---------        --------           --------
                                                97,290            199,598         131,494            231,506
                                              --------          ---------        --------           --------

Net Income                                    $331,571          $ 772,670        $255,534           $612,730
                                              ========          =========        ========           ========

Net income per limited partnership
  unit                                        $   4.80          $   11.18        $   3.70           $   8.87
                                              ========          =========        ========           ========

Cash distributions per
  limited partnership unit                    $   6.68          $   13.36        $   6.68           $  13.38
                                              ========          =========        ========           ========

Number of limited partnership
  units outstanding during the period           68,414             68,414          68,414             68,414
                                              ========          =========        ========           ========

                (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                        Quarter Ended              Six Months Ended            Quarter Ended             Six Months Ended
                        June 30, 1998               June 30, 1998              June 30, 1997              June 30, 1997
                   -----------------------     -----------------------     ----------------------     -----------------------

                   General     Limited         General     Limited         General    Limited         General    Limited
                   Partners    Partners        Partners    Partners        Partners   Partners        Partners   Partners
                   ---------   -----------     ---------   -----------     --------   -----------     --------   -----------
Balance at
beginning of
period             $(57,715)   $20,838,820     $(57,510)   $20,859,138     $(53,193)  $21,286,594     $(52,135)  $21,391,344

Cash
distributions        (4,616)      (457,006)      (9,232)      (914,012)      (4,616)     (457,005)      (9,246)     (915,379)

Net income            3,316        328,255        7,727        764,943        2,555       252,979        6,127       606,603
                   ---------   -----------     ---------   -----------     --------   -----------     --------   -----------

Balance at
end of period      $(59,015)   $20,710,069     $(59,015)   $20,710,069     $(55,254)  $21,082,568     $(55,254)  $21,082,568
                   =========   ===========     =========   ===========     ========   ===========     ========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1998             1997
                                                     -------------------------
Net cash provided by operating activities            $1,297,236     $  974,797
                                                     ----------     ----------

Cash flows from investing activities:
     Capital expenditures on owned property              (7,714)             -
     Decrease in short-term
        investments, net                                931,125        170,132
                                                     ----------     ----------
           Net cash provided by
           investing activities                         923,411        170,132
                                                     ----------     ----------

Cash flows from financing activity:
     Distributions to partners                         (923,244)      (924,625)
                                                     ----------     ----------

           Net increase in
           cash and cash equivalents                  1,297,403        220,304

Cash and cash equivalents:
     Beginning of period                              1,645,244      1,260,892
                                                     ----------     ----------

     End of period                                   $2,942,647     $1,481,196
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



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985 and acquired the three investments it currently owns prior to the end of 1988. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. ("AEW") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The Bayberry Apartments joint venture was sold in August 1998 (See Note 4). Therefore, this joint venture has been reclassed as "Joint venture held for disposition".

     The 270 Technology Park joint venture was restructured to a wholly-owned property effective January 1, 1998 (See Note 3).

     The following summarized financial information is presented in the aggregate for the joint ventures (one at June 30, 1998 and two at December 31, 1997 and June 30, 1997):

                            Assets and Liabilities
                            ----------------------

                                 June 30, 1998  December 31, 1997
                                 -------------  -----------------
Assets

  Real property, at cost less
     accumulated depreciation
     of $5,110,304 at
     December 31, 1997            $         --       $ 14,786,221
  Joint Venture held for
     disposition                     9,283,391
  Other assets                                            639,480
                                  ------------       ------------
                                     9,283,391         15,425,701

Liabilities                                 --            125,700
                                  ------------       ------------

Net Assets                        $  9,283,391       $ 15,300,001
                                  ============       ============


                             Results of Operations
                         ----------------------------

                                   Six Months ended June 30,
                                   -------------------------
                                       1998         1997
                                   ------------  -----------
Revenue
  Rental income                      $1,204,840   $1,555,477
  Other                                   2,386        1,812
                                     ----------   ----------
                                      1,207,226    1,557,289
                                     ----------   ----------
Expenses
  Operating expenses                    484,673      546,807
  Depreciation and amortization         169,874      252,752
                                     ----------   ----------
                                        654,547      799,559
                                     ----------   ----------

  Net income                         $  552,679   $  757,730
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

     The following is a summary of the Partnership's investment in property (two at June 30, 1998, and one at December 31, 1997):

                                 June 30, 1998   December 31, 1997
                                ---------------  -----------------

  Land                           $  563,176          $  347,772
  Buildings and improvements      6,669,594           1,041,839
  Accumulated depreciation
     and amortization              (369,899)           (244,868)
  Net operating assets              137,066              25,733
                                 ----------          ----------
                                 $6,999,937          $1,170,476
                                 ==========          ==========

     The net carrying value at June 30, 1998 was comprised of North Cabot and 270 Technology Park at $1,145,211 and $5,854,726, respectively.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $461,622 ($6.68 per limited partnership unit).

     On August 7, 1998, Bayberry Apartments, located in Frederick, Maryland, was sold for a gross sale price of $17,000,000. The Partnership received approximately $16,986,000 in proceeds.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994. As a result of the sales, capital of $35,196,266 ($514.46 per limited partnership unit) has been returned to the limited partners through June 30, 1998.

     At June 30, 1998, the Partnership had $2,942,647 in cash and cash equivalents, of which $461,622 was used for operating cash distributions to partners on July 30, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate investments and invested cash and cash equivalents. Distributions of cash from operations for the first two quarters of 1997 and 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution of $485.54 per limited partnership unit.

     The carrying value of real estate investments in the financial statements at June 30, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, the appraised value of the real estate investments exceeded their related carrying value; the aggregate excess was approximately $8,600,000. The current appraised value of real estate investments has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     Operating Factors

     Occupancy at North Cabot Industrial Park declined to 86% during the second quarter of 1998 as three tenants departed during the quarter. Previous occupancy was 100%, where it had been since September 30, 1996.

     Occupancy at 270 Technology Park remained stable at 97% during the second quarter of 1998. (Occupancy was 98% at December 31, 1997 and 82% at June 30, 1997.)

     Occupancy at Bayberry Apartments was 95% as of June 30, 1998. (Occupancy was 93% at December 31, 1997 and 96% at June 30, 1997.)

     Investment Results

     Interest on cash equivalents and short-term investments increased by approximately $7,000, or 12%, between the first six months of 1997 and 1998. The increase is primarily due to higher average invested balances between the two comparable periods.

     Real estate operating results were $906,158 for the first six months of 1998, and $785,407 for the comparable period of 1997. At North Cabot, overall 1998 operations improved by approximately $23,000 due to lower operating expenses attributable to the refund of prior-year property taxes of approximately $11,000 in 1998, as well as decreased amortization expense related to certain tenant improvements which were fully amortized during 1997. These improvements were partially offset by a decline in revenue due to the receipt of a $13,000 lease termination fee in 1997. At Bayberry, operating income increased by approximately $62,000 primarily due to the increase in occupancy mentioned above, as well as increased rental rates. This was partially offset by the cost of painting the buildings of approximately $36,000. At 270 Technology Park, operating results improved by approximately $37,000 due to increases in occupancy and rental rates in 1998, as well as decreased depreciation expense.

     Cash from operations increased by approximately $322,000 between the two six-month periods. The increase is primarily due to the increase in real estate operating results discussed above and increased distributions from Bayberry, as well as a decrease in property working capital at 270 Technology Park.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $32,000, or 23% between the first six months of 1997 and 1998 primarily due to a decrease in accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Items 1-5  Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K

                  a.    Exhibits:  (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


August 14, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Copley Properties Company III, Inc.



August 14, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner,
                               Copley Properties Company III, Inc.