Form 10-Q
period 1998-09-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1998-11-13
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter Ended September 30, 1998              Commission File Number 0-14052


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



--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ X ]         No [   ]

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

                                        September 30, 1998  December 31, 1997
                                        ------------------  -----------------
ASSETS

Real estate investments:
   Joint ventures                              $        -       $17,184,075
   Property, net                                7,357,031         1,170,476
                                               ----------       -----------
                                                7,357,031        18,354,551

Cash and cash equivalents                       2,554,120         1,645,244
Short-term investments                                  -           946,836
                                               ----------       -----------
                                               $9,911,151       $20,946,631
                                               ==========       ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                               $   86,139       $    99,348
Accrued management fee                             36,565            45,655
Deferred disposition fee                          510,000                 -
                                               ----------       -----------
Total liabilities                                 632,704           145,003
                                               ----------       -----------

Partners' capital (deficit):
   Limited partners ($237.54 and $485.54
     per unit, respectively; 75,000 units
     authorized, 68,414 units issued and
     outstanding)                               9,281,521        20,859,138
   General partners                                (3,074)          (57,510)
                                               ----------       -----------
Total partners' capital                         9,278,447        20,801,628
                                               ----------       -----------

                                               $9,911,151       $20,946,631
                                               ==========       ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                  Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                  September 30, 1998   September 30, 1998   September 30, 1997   September 30, 1997
                                  ------------------   ------------------   ------------------   ------------------
Investment Activity

Property rentals                      $  297,369           $  945,316             $ 62,650           $  199,968
Property operating expenses              (65,705)            (205,613)             (25,388)             (63,448)
Depreciation and amortization            (73,660)            (225,082)             (30,074)             (96,923)
                                      ----------           ----------             --------           ----------
                                         158,004              514,621                7,188               39,597

Joint venture earnings                    45,257              597,936              438,236            1,195,966
Amortization                                   -               (3,138)              (2,366)              (7,098)
                                      ----------           ----------             --------           ----------
  Total real estate operations           203,261            1,109,419              443,058            1,228,465

Gain on sale of Joint Venture          5,869,421            5,869,421                    -                    -
                                      ----------           ----------             --------           ----------
  Total real estate activity           6,072,682            6,978,840              443,058            1,228,465

Interest on cash equivalents
  and short-term investments              74,588              140,698               31,467               90,296
                                      ----------           ----------             --------           ----------
  Total investment activity            6,147,270            7,119,538              474,525            1,318,761
                                      ----------           ----------             --------           ----------
Portfolio Expenses

General and administrative                55,018              163,306               56,124              196,320
Management fee                            36,565              127,875               45,655              136,965
                                      ----------           ----------             --------           ----------
                                          91,583              291,181              101,779              333,285
                                      ----------           ----------             --------           ----------

Net Income                            $6,055,687           $6,828,357             $372,746           $  985,476
                                      ==========           ==========             ========           ==========

Net income per limited
  partnership unit                    $    87.63           $    98.81             $   5.39           $    14.26
                                      ==========           ==========             ========           ==========

Cash distributions per
  limited partnership unit            $   254.68           $   268.04             $   6.68           $    20.06
                                      ==========           ==========             ========           ==========

Number of limited partnership
  units outstanding during
  the period                              68,414               68,414               68,414               68,414
                                      ==========           ==========             ========           ==========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                      Three Months Ended            Nine Months Ended             Three Months Ended          Nine Months Ended
                      September 30, 1998            September 30, 1998            September 30, 1997          September 30, 1997
                   ------------------------       ----------------------        ----------------------      ----------------------
                   General         Limited        General       Limited         General       Limited       General       Limited
                   Partners        Partners       Partners      Partners        Partners      Partners      Partners      Partners
                   --------        --------       --------      --------        --------      --------      --------      --------
Balance at
beginning of
period             $(59,015)   $ 20,710,069       $(57,510) $ 20,859,138        $(55,254)  $21,082,568      $(52,135)  $21,391,344

Cash
distributions        (4,616)    (17,423,678)       (13,848)  (18,337,690)         (4,616)     (457,006)      (13,862)   (1,372,385)

Net income           60,557       5,995,130         68,284     6,760,073           3,728       369,018         9,855       975,621
                   --------    ------------       --------  ------------        --------   -----------      --------   -----------

Balance at
end of period       $(3,074)     $9,281,521       $ (3,074) $  9,281,521        $(56,142)  $20,994,580      $(56,142)  $20,994,580
                   ========    ============       ========  ============        ========   ===========      ========   ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Nine Months Ended September 30,
                                              ---------------------------------
                                                   1998            1997
                                                   ----            ----
Net cash provided by operating activities       $  1,374,077   $ 1,431,152
                                                ------------   -----------
Cash flows from investing activities:
        Investment in property                       (29,788)       (4,636)
        Net proceeds sale of joint venture        16,475,000            --
        Deferred disposition fees                    510,000            --
        Decrease in short-term
                investments, net                     931,125       247,907
                                                ------------   -----------
                   Net cash provided by
                   investing activities           17,886,337       243,271
                                                ------------   -----------
Cash flows from financing activity:
        Distributions to partners                (18,351,538)   (1,386,247)
                                                ------------   -----------
                   Net increase in
                   cash and cash equivalents         908,876       288,176
Cash and cash equivalents:
        Beginning of period                        1,645,244     1,260,892
                                                ------------   -----------
        End of period                           $  2,554,120   $ 1,549,068
                                                ============   ===========

Non-cash transaction:

Effective January 1, 1998, the Partnership's joint venture investment in 270 Technology Park was converted to a wholly-owned property. The carrying value of this investment at conversion was $6,162,959.

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July, 1985 and acquired the two investments it currently owns prior to the end of 1988. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On August 7, 1998 the Bayberry Apartments, in Gaithersburg, Maryland, was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $17,000,000. The Partnership received its share of the net proceeds totaling $16,985,000, after closing costs, and recognized a gain of $5,869,421 ($84.93 per limited partnership unit). A disposition fee of $510,000 was accrued but not paid to the Advisor. On August 26, 1998, the Partnership made a capital distribution of $16,966,672 ($248 per limited partnership unit) from the proceeds of the sale.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     The following summarized financial information is presented in the aggregate for the Partnership joint ventures (none at September 30, 1998 and two at December 31, 1997):

                            ASSETS AND LIABILITIES
                            ----------------------

                                    September 30, 1998        December 31, 1997
                                    ------------------        -----------------
Assets

 Real property, at cost less
  accumulated depreciation
  of $5,110,304 at
  December 31, 1997                    $        -              $14,786,221
 Other assets                                   -                  639,480
                                       ----------              -----------
                                                -               15,425,701

Liabilities                                     -                  125,700
                                       ----------              -----------

Net Assets                             $        -              $15,300,001
                                       ==========              ===========

                            RESULTS OF OPERATIONS
                            ---------------------

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                                          1998                     1997
                                          ----                     ----
Revenue
  Rental income                        $1,444,843              $ 2,377,443
  Other                                     3,862                    3,563
                                       ----------              -----------
                                        1,448,705                2,381,006
                                       ----------              -----------

Expenses
  Operating expenses                      638,983                  805,920
  Depreciation and amortization           198,186                  379,120
                                       ----------              -----------
                                          837,169                1,185,040
                                       ----------              -----------

  Net income                           $  611,536              $ 1,195,966
                                       ==========              ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 3 - PROPERTY
-----------------

     The following is a summary of the Partnership's investment in property (two at September 30, 1998, and one at December 31, 1997):

                                September 30, 1998   December 31, 1997
                                -------------------  ------------------
  Land                                  $  563,176          $  347,772
  Buildings and improvements             6,691,668           1,041,839
  Accumulated depreciation
     and amortization                     (430,256)           (244,868)
  Net operating assets                     532,443              25,733
                                        ----------          ----------
                                        $7,357,031          $1,170,476
                                        ==========          ==========


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the aggregate amount of $369,712 ($5.35 per limited partnership unit). In addition, a special capital distribution was also made on October 29, 1998 in the amount of $410,484 ($6.00 per limited partnership unit). This special capital distribution was funded from sales proceeds previously held in reserves.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994 and one of which was sold in 1998. Capital of $52,162,938 ($762.46 per limited partnership unit) has been returned to the limited partners as a result of these sales and the reduction of cash reserves.

     On August 7, 1998 the Bayberry Apartments, in Gaithersburg, Maryland, was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $17,000,000. The Partnership received its share of the net proceeds totaling $16,985,000, after closing costs and recognized a gain of $5,869,421 ($84.93 per limited partnership unit). A disposition fee of $510,000 was accrued but not paid to the Advisor. On August 26, 1998, the Partnership made a capital distribution of $16,966,672 ($248 per limited partnership unit) from the proceeds of the sale.

     At September 30, 1998, the Partnership had $2,554,120 in cash and cash equivalents, of which $369,712 was used for operating cash distributions and $410,484 for capital distributions to partners on October 29, 1998. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's invested cash and cash equivalents and real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $485.54 to $237.54 per limited partnership unit during the third quarter of 1998, with a distribution of the sales proceeds from Bayberry Apartments. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 5.5% on the adjusted capital contribution. Distributions of cash from operations relating to the third quarter of 1998 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution which was adjusted due to the
mid-quarter sale of Bayberry Apartments.   Distributions of cash from operations
relating to the first, second and third quarters of 1997 were made at an annualized rate of 5.5% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, the appraised

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $2,070,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

 .    AEW Capital Management has developed a Year 2000 Plan (the "Plan")
     consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

 .    As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

 .    AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.

     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations
---------------------

     Form of Real Estate Investments

     North Cabot Industrial Park is a wholly-owned property.  Effective
January 1, 1998, 270 Technology Park was converted to a wholly-owned property; it was previously structured as a joint venture with a real estate management /development firm. Bayberry is structured as a joint venture with a real estate management/development firm.

     Operating Factors

     Occupancy at North Cabot Industrial Park increased to 92% for the quarter ended September 30, 1998, up from 86% during the second quarter of 1998. Previous occupancy was 100%, where it had been since September 30, 1996.

     Occupancy at 270 Technology Park was at 100% during the third quarter of 1998. For the quarter ended September 30, 1997 occupancy declined to 80% with the lease expiration of a tenant representing 18% of the available space.

     As previously discussed, the Bayberry Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $5,869,421. At the time of the sale, the Bayberry Apartments was 95% leased. At September 30, 1997 it was 96% leased.


     Investment Results

     For the three and nine months ended September 30, 1998, operating results from real estate operations were $203,261 and $1,109,419, respectively, compared to $443,058 and $1,228,465 for the comparable periods in 1997. The decreases of $239,797 and $119,046 for the comparative three and nine month periods are primarily due to lower joint venture earnings due to the sale of Bayberry Apartments.

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1998, was $74,588 and $140,698, respectively, compared to $31,467 and $90,296 for the same periods in 1997. The increases of approximately $43,000 and $50,000 for the three and nine month periods respectively, are primarily due to higher average investment balances in 1998 as a result of the receipt of the Bayberry Apartments sales proceeds.

     The decrease in operating cash flow of approximately $57,000 between the first nine months of 1997 and 1998 is primarily due to decreases in working capital and a decrease in distributions from joint ventures.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     For the three and nine months ended September 30, 1998, management fees were $36,565 and $127,875, respectively, compared to $45,655 and $136,965 for the comparable periods in 1997. The decreases in management fees for the respective three and nine month periods are due to less operational cash available for distributions as a result of the sale of Bayberry Apartments on August 7, 1998.

     General and administrative expenses for the three and nine months ended September 30, 1998 were $55,018 and $163,306, respectively, compared to $56,124 and $196,320 for the same periods in 1997. Expenses remained relatively unchanged for the comparable three month periods while for the comparable nine month periods expenses decreased $33,000 or 17% due to decreases in accounting and appraisal fees.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Items 1-5  Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K

                  a.    Exhibits:  (27) Financial Data Schedule

                  b. Reports on Form 8-K: During the quarter ended September 30, 1998, one Current Report on Form 8-K was filed on August 20, 1998 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the August 7, 1998 sale of the Bayberry Apartments.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Copley Properties Company III, Inc.



November 13, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.