Form 10-K405
period 1998-12-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1999-03-25
CIK 757221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                           Commission File No. 0-14052

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

        As of December 31, 1998, the Partnership had investments in the two real property investments described below. Additionally, the Partnership sold seven other real estate investments between 1987 and 1998. The principal terms of these sales are set forth in the following table:


  Investment      Month/Year of Sale   Net Sale Proceeds   Distribution/Unit(1)  Distribution
                                                                                   Month/Year
Investment Four         12/87             $15,771,830             $17.86             1/88
Investment Five          9/88              $3,002,643             $36.00            10/88
Investment Six           3/89             $10,943,495            $150.00             4/89
Investment Seven         2/92              $7,724,589            $102.00             4/92
Investment Eight(2)     12/92             $11,600,183            $170.00             1/93
Investment Nine         12/93              $2,161,552             $31.00             1/94
Investment Ten           8/98             $16,985,000            $248.00             8/98


        In the opinion of the Managing General Partner, the properties are adequately covered by insurance.


--------------------
(1) In October 1996 and October 1998, additional distributions of $7.60 and $6.00 per Unit, respectively, were made, representing proceeds from several prior sales which were being held in working capital reserves.
(2) These sale proceeds represent the proceeds received by the Partnership when two mortgage loans made by the Partnership were paid off and the investment was liquidated.

A. Light Industrial Facility in Hayward, California ("North Cabot Industrial Park").

        The Partnership continues to own a 3.8-acre parcel of land in Hayward, California, which it acquired in 1985 for $786,130 and leased back to the seller. In addition, the Partnership also made a loan to the ground lessee in the amount of $2,663,870. Two single-story research and development buildings containing an aggregate of approximately 51,089 square feet of space are situated on the land. These buildings were 92% leased as of December 31, 1998.

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

        On January 1, 1988, the Partnership converted this investment to a joint venture in which it has a 50% interest. The Partnership contributed the land and funds to retire the mortgage debt. In addition, the Partnership contributed an additional $260,000 of capital. The Partnership is entitled to receive a 10.5% per annum preferred return on its invested capital payable currently, and 50% of remaining cash flow and of sale and refinancing proceeds after return of its equity. The preferred return may accrue if sufficient cash flow is not available. Effective January 1, 1998, ownership of the joint venture was restructured whereby the Partnership obtained full control over the business of the joint venture.

        As of December 31, 1998, the buildings were 100% leased.

C.      Apartment Building in Gaithersburg, Maryland ("Bayberry Apartments").

        On April 4, 1988, the Partnership acquired a 65% interest in Bayberry Associates, a joint venture formed with Christopher B.A. Limited Partnership (the "Developer"). As of December 31, 1997, the Partnership had contributed $14,575,940 to the capital of the joint venture out of a maximum commitment of $14,580,000, $9,327,500 of which was characterized as Senior Capital and $5,252,500 of which was characterized as Junior Capital. The joint venture agreement entitled the Partnership to receive a senior priority cumulative return of 10.25% per annum on the outstanding invested Senior Capital and a junior priority cumulative return of 10.25% per annum on the outstanding invested Junior Capital; however, up to $230,000 of Junior Capital was entitled to a return at the greater of 10.25% per annum or the prime rate of the Maryland National Bank plus 2% ($225,957 of such amount was contributed as of December 31, 1997). When an aggregate of $982,107 of priority returns had been paid, (i) a portion of the senior priority return of up to 1.25% per annum could accrue if sufficient cash were not available therefore, with 9.0% per annum to be paid currently, and (ii) the full amount of the junior priority return equal to 10.25% per annum could accrue if sufficient cash were not available therefore. The joint venture agreement also entitled the Partnership to receive 65% of net cash flow and of refinancing proceeds and sale proceeds following the return of the Partnership's equity capital and accrued preferential returns.

        The joint venture owned approximately 7.14 acres of land in Gaithersburg, Maryland on which it completed development of a 230-unit garden apartment community. At the time of the sale, the apartments were 95% leased.

        On August 7, 1998 the joint venture sold the Bayberry Apartments. The Partnership received net proceeds totaling $16,985,000. On August 26, 1998, the Partnership made a capital distribution of $16,966,672 ($248 per Unit) from the proceeds of the sale.

Item 2. Properties.

        The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

-----------------------------------------------------------------------------------------------------
                                                                                          Annual
                            Estimated      Number of                                     Contract
                               1998     Tenants with 10%  Name(s) of   Square Feet of      Rent
        Property           Realty Taxes  or More of GLA   Tenant(s)     Each Tenant   Per Square Foot
-----------------------------------------------------------------------------------------------------
Light Industrial Facility    $33,600           1          Integrated        6,691          $6.24
in Hayward, CA                                           Semiconductor

R&D Buildings in             $79,780           4           Sac-Tec         15,000         $13.75
Frederick, MD                                           Abbie Business     13,209         $10.77
                                                           School
                                                           Bechtel         15,591         $10.50
                                                       Horizon Cellular    10,111         $12.13
                                                          Telephone
-----------------------------------------------------------------------------------------------------

                       [WIDE TABLE CONTINUED FROM ABOVE]

-------------------------------------------------------------------------------------


                              Lease         Renewal             Line of Business
        Property            Expiration      Options           of Principal Tenants
-------------------------------------------------------------------------------------
Light Industrial Facility   July, 2001  Two 3 Year Options
in Hayward, CA

R&D Buildings in           March, 2000  Two 3 Year Options          Defense
Frederick, MD             August, 2001  Two 5 Year Options      Business School

                             May, 2001       None              Engineering/Design
                         October, 2001  Two 5 Year Options  Cellular Communications

-------------------------------------------------------------------------------------

        The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

------------------------------------------------------------------------------
                       Gross Leasable  Year-End    Rental       Net Effective
       PROPERTY             Area       Occupancy   Revenue     Rent ($/sf/yr)*
                                                  Recognized
------------------------------------------------------------------------------
Industrial Facility in
 Hayward, CA
----------------------
             1994          51,089        58%       $168,705        $5.37
             1995          51,089        94%       $197,581        $5.07
             1996          51,089       100%       $206,603        $4.51
             1997          51,089       100%       $267,263        $5.23
             1998          51,089        92%       $275,671        $5.83

R&D Buildings in
  Frederick, MD
----------------------
             1994          86,169        95%       $958,157       $11.83
             1995          86,169        98%       $968,980       $11.56
             1996          86,169        98%       $976,011       $11.56
             1997          86,169        98%       $924,087       $11.95
             1998          86,169        95%       $988,950       $11.62

------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective year.

        Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties:

--------------------------------------------------------------------------------
                               TENANT AGING REPORT
--------------------------------------------------------------------------------
            Property              # of Lease     Total     Total   Percentage of
                                  Expirations   Square    Annual   Gross Annual
                                                 Feet     Rental      Rental*
--------------------------------------------------------------------------------
Light Industrial Facility in
Hayward, CA
------------------------------
                1999                     1       3,888     $20,334       7%
                2000                     4      14,867     $86,520       32%
                2001                     6      25,304    $139,416       52%
                2002                     0           0          $0       0%
                2003                     1       3,924     $22,925       9%
                2004                     0           0          $0       0%
                2005                     0           0          $0       0%
                2006                     0           0          $0       0%
                2007                     0           0          $0       0%
                2008                     0           0          $0       0%

R&D Buildings in Frederick, MD
------------------------------
                1999                     1       3,000    $133,930       4%
                2000                     2      18,090    $243,330       28%
                2001                     3      38,911    $428,612       49%
                2002                     0           0          $0       0%
                2003                     3      11,332    $132,630       15%
                2004                     0           0          $0       0%
                2005                     1       2,555     $34,671       4%
                2006                     0           0          $0       0%
                2007                     0           0          $0       0%
                2008                     0           0          $0       0%

--------------------------------------------------------------------------------

* Does not include expenses paid by tenants.

        The following information sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

----------------------------------------------------------------------------------------------------------
                                                      Rate of                     Life       Accumulated
       Entity / Property            Tax Basis      Depreciation     Method      in years     Depreciation

----------------------------------------------------------------------------------------------------------
Light Industrial Facility in
Hayward, California.
---------------------------------
Buildings                        $   846,184           2.50%          SL           40           $ 87,263
Improvements                         206,565           2.50%          SL           40             16,738
                                     -------                                                      ------
Total Depreciable Assets         $ 1,052,749                                                    $104,001


Researh and Development/Office
 Buildings
Frederick, Maryland.
---------------------------------
Buildings                        $ 6,080,008           3.18%          SL          31.5       $ 2,087,357
Improvements                         414,946           2.56%          SL           39             33,373
                                     -------                                                      ------
Total Depreciable Assets         $ 6,494,954                                                 $ 2,120,730


Total Depreciable Assets         $ 7,547,703                                                 $ 2,224,731
                                  ==========                                                 ===========

-----------------------------------------------------------------------------------------------------------

SL= Straight Line

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

Light Industrial Facility in Hayward, California
------------------------------------------------


The property is located in the Hayward/Union City industrial market, east of San Francisco Bay in Alameda County. Hayward's industrial market continued to be active in 1998, with approximately one million square feet of new product entering the market. With a total 1998 net absorption in the Warehouse/Distribution market of approximately 107,000 square feet, vacancy in the Hayward industrial market increased from 7.3% at year-end 1997 to approximately 9.7% at year-end 1998. Year-end asking rental rates averaged approximately $5.74 per square foot, more than 15% higher than in 1997.

The Hayward property was sold for gross proceeds of $2,800,000 on March 18, 1999.

R&D/Office Buildings in Frederick, MD
-------------------------------------


The property is located in the Frederick County office/flex and light industrial market. The I-270 Technology Corridor, which is comprised of the Rockville, North Rockville/Shady Grove, Gaithersburg, Germantown and Frederick submarkets, contains approximately 25 million square feet of office and flex space. During 1998, an increase in development (speculative as well as build-to-suit) was observed along the I-270 Corridor. The Frederick R&D/office submarket contained approximately five million square feet of space and had a vacancy rate of approximately 6% at year-end 1998. Recent Frederick submarket rents range from $9.00 to $10.75 per square foot for R&D and $10.00 to $13.00 per square foot for office. These rates represent a slight increase over rents at year-end 1997. Several R&D/flex buildings, totaling approximately 175,000 square feet of space, were added to the Frederick submarket in 1998.

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

        As of December 31, 1998, there were 10,700 holders of Units.

        The Partnership's Amended and Restated Agreement of Limited Partnership dated July 15, 1985, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1998, cash distributions paid in 1998 or distributed after year-end with respect to 1998 to the Limited Partners as a group totaled $18,876,791, including $16,966,672 ($248 per Limited Partnership Unit) from the proceeds of a property sale and $410,484 ($6.00 per Limited Partnership Unit) from reserves established from the proceeds of previous sales. For the year ended December 31, 1997, cash distributions paid in 1997 or distributed after year-end with respect to 1997 to the Limited Partners as a group totaled $1,828,022. Cash distributions exceeded net income in 1998 and, therefore, resulted in a reduction of partners' capital. Regular distributions from operations, however, were less than cash provided by operations in 1998. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.

                   For Year         For Year          For Year        For Year        For Year
                     Ended           Ended             Ended           Ended            Ended
                   or as of         or as of          or as of        or as of        or as of
                   12/31/98         12/31/97          12/31/96        12/31/95        12/31/94
                   --------         --------          --------        --------        --------
Revenues         $ 8,472,836      $  1,942,159     $  1,961,564   $   1,912,590   $   1,760,463

Net Income       $ 7,526,363      $  1,310,288     $  1,313,894   $   1,287,403   $   1,360,923

Net Income
per Limited
Partnership
Unit             $    108.91      $      18.96     $      19.01   $       18.63   $       19.69

Total Assets     $ 9,306,143      $ 20,946,631     $ 21,459,173   $  22,871,014   $  23,284,224

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
such year        $    275.92      $      26.72     $      39.91   $       24.64   $       21.60
                 -----------      ------------     ------------   -------------   -------------

See financial statements for description of significant transactions.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

        The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made the real estate investments described in Item 1 herein, six of which were sold prior to 1994 and one of which was sold in 1998. As a result of the sales and similar transactions, capital of $52,573,422 has been returned to the limited partners through December 31, 1998.

        On August 7, 1998 the Bayberry Apartments, in Gaithersburg, Maryland, was sold to an institutional buyer, which is unaffiliated with the Partnership. The gross sale price was $17,000,000. The Partnership received net proceeds totaling $16,985,000, after closing costs. The Partnership recognized a gain of $6,391,800 ($92.49 per limited partnership unit). On August 26, 1998, the Partnership made a capital distribution to the limited partners of $16,966,672 ($248 per limited partnership unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $231.54 per limited partnership unit.

        At December 31, 1998, the Partnership had $1,952,504 in cash and cash equivalents, of which $211,827 was used for operating cash distributions to partners on January 28, 1999; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and invested cash and cash equivalents. Regular distributions of cash from operations for the four quarters of 1997 and 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution.

        The carrying value of real estate investments in the financial statements at December 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1998, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $2,300,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW Real Estate Advisors, Inc. ("AEW") and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Year 2000 Readiness Disclosure
------------------------------

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

        The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:


        * AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

        * As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

        * AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.


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

The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borned by AEW Capital Management and the property managers.

Results of Operations
---------------------

        Form of Real Estate Investments

        Effective November 15, 1994, North Cabot Industrial Park (formerly Marathon/Hayward) was converted to a wholly-owned property; it was previously structured as a ground lease with a mortgage loan to the ground lessee. Effective January 1, 1998, ownership of the 270 Technology Park joint venture was restructured whereby the Partnership obtained full control over the business of the joint venture. Bayberry Apartments was structured as a joint venture with real estate management/development firms.

        Operating Factors

        Occupancy at North Cabot Industrial Park was 92%, 100% and 100% at December 31, 1998, 1997, and 1996, respectively.

        As previously discussed, the Bayberry Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $6,391,800. At the time of the sale, the Bayberry Apartments was 95% leased compared to 93% and 89% at December 31, 1997 and December 31, 1996, respectively.

        Occupancy at 270 Technology Park was 95% at December 31, 1998 and 98% at December 1997 and 1996, although the average occupancy in 1997 was 91% as a tenant representing 18% of the space vacated on March 31, 1997.

        Investment Results
        ------------------

        1998 Compared to 1997

        Interest on cash equivalents and short-term investments increased $45,000 or 36% primarily due to higher average investment balances in 1998 as a result of the receipt of the Bayberry Apartments sales proceeds.

        Real estate operating results were $1,321,142 and $1,608,252 in 1998 and 1997, respectively. The decrease of approximately $287,000 is primarily due to lower joint venture earnings due to the sale of Bayberry Apartments in August 1998. At North Cabot Industrial Park, 1998 operations improved due to increased tenant reimbursements as well as lower operating costs due to decreases in professional fees and repairs and maintenance expenses. At 270 Technology Park, operating results increased, consistent with an increase in occupancy and expense reimbursements from tenants. Partially offsetting these increases are higher utility and repairs and maintenance expenses.

        Cash from operations decreased by approximately $423,000 between 1997 and 1998. The decrease is primarily due to decreases in working capital and a decrease in distributions from joint ventures due to the sale of Bayberry Apartments and the conversion of 270 Technology Park to a wholly-owned property.

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


        1998 Compared to 1997

        The Partnership management fee decreased approximately $33,000 due to less operational cash available for distribution as a result of the sale of Bayberry Apartments on August 7, 1998. General and administrative expenses decreased by approximately $34,000 or 14% between the respective years primarily due to decreased investor servicing fees and accounting fees.

        1997 Compared to 1996

        The Partnership management fee decreased due to the decrease in distributable cash flow. General and administrative expenses increased by $12,000 or 5% between the respective years primarily due to increased investor servicing fees and accounting fees.

        Inflation
        ---------

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

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

                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant.

         (a) and (b) Identification of Directors and Executive Officers.

         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1998.

Name                        Position(s) with the Managing General Partner    Age
----                        ---------------------------------------------    ---

J. Christopher Meyer, III   President, Chief Executive Officer and Director   51
Pamela J. Herbst            Vice President and Director                       43
J. Grant Monahon            Vice President and Director                       53
James J. Finnegan           Vice President                                    38
Karin J. Lagerlund          Treasurer and Principal Financial and
                              Accounting Officer                              34


         (c)   Identification of Certain Significant Employees.

               None.

         (d)   Family Relationships.

               None.

         (e)   Business Experience.

               The Managing General Partner was incorporated in Massachusetts on November 1, 1984. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

        J. Christopher Meyer, III. joined AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and an MBA from the Wharton School of the University of Pennsylvania.

        Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

        J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

        Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

        The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998. Cash distributions to General Partners include amounts distributed after year end with respect to 1998.

                                                                     Amount of
                                                                    Compensation
                                                                         and
Receiving Entity                     Type of Compensation          Reimbursement
----------------                     --------------------          -------------

AEW Real Estate Advisors, Inc.       Management Fees and
                                     Reimbursement of Expenses      $   161,814


General Partners                     Share of Distributable Cash         15,148

New England Securities Corporation   Servicing Fees and                  19,489
                                                                    -----------
                                     Reimbursement of Expenses

                                     TOTAL                          $   196,451
                                                                    ===========

        For the year ended December 31, 1998, the Partnership allocated $114,844 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for aditional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners

        No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

        Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.

        An affiliate of the Managing General Partner of the Partnership owned 803 Units as of December 31, 1998.

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


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

        (a) The following documents are filed as part of this report:

                (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule and Financial Statements Index No. 2 are filed as part of this Annual Report.

                (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

                (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

        (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the fourth quarter of 1998.

                    New England Life Pension Properties III;

                        A Real Estate Limited Partnership




                              Financial Statements


                                  * * * * * * *







                                December 31, 1998

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants

Financial Statements:

     Balance Sheets - December 31, 1998 and 1997

     Statements of Operations - Years ended December 31, 1998, 1997 and 1996

     Statement of Partners' Capital (Deficit) - Years ended December 31, 1998,
                                                 1997 and 1996

     Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

     Notes to Financial Statements

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation at December 31,
                     1998, 1997 and 1996

                        Report of Independent Accountants
                        ---------------------------------


To the Partners

New England Life Pension Properties III;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company III, Inc., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Bayberry Apartments and 270 Technology Park joint venture investees for the year ended December 31, 1996 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements and for which equity in joint venture income aggregated $1,587,249 for the year ended December 31, 1996. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the year ended December 31, 1996 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996 provide a reasonable basis for the opinion expressed above.




/s/   PricewaterhouseCoopers  LLP
---------------------------------
Boston, Massachusetts
March 18, 1999

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
                                                           December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Assets


Real estate investments:
   Joint ventures                                   $       --     $ 17,184,075
   Property, net                                       6,156,334      1,170,476
   Property held for disposition, net                  1,197,305           --
                                                    ------------   ------------
                                                       7,353,639     18,354,551



Cash and cash equivalents                              1,952,504      1,645,244
Short-term investments                                      --          946,836
                                                    ------------   ------------

                                                    $  9,306,143   $ 20,946,631
                                                    ============   ============


Liabilities and Partners' Capital

Accounts payable                                    $     87,947   $     99,348
Accrued management fee                                    21,939         45,655
                                                    ------------   ------------
Total liabilities                                        109,886        145,003
                                                    ------------   ------------


Partners' capital (deficit):
   Limited partners ($231.54 and $485.54 per
      unit, respectively; 75,000 units authorized,
      68,414 units issued and outstanding)             9,196,048     20,859,138
   General partners                                          209        (57,510)
                                                    ------------   ------------
Total partners' capital                                9,196,257     20,801,628
                                                    ------------   ------------

                                                    $  9,306,143   $ 20,946,631
                                                    ============   ============



                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                      -----------------------------------------
                                          1998           1997           1996
                                      -----------    -----------    -----------

Investment Activity


Property rentals                      $ 1,294,563    $   267,791    $   208,142
Property operating expenses              (295,874)       (79,665)       (96,953)
Depreciation and amortization            (293,460)      (121,979)       (94,620)
                                      -----------    -----------    -----------
                                          705,229         66,147         16,569

Joint venture earnings                    619,051      1,551,569      1,587,249
Amortization                               (3,138)        (9,464)        (9,464)
                                      -----------    -----------    -----------

     Total real estate operations       1,321,142      1,608,252      1,594,354

Gain on sale of joint venture           6,391,800           --             --
                                      -----------    -----------    -----------
   Total real estate activity           7,712,942      1,608,252      1,594,354

Interest on cash equivalents
   and short-term investments             167,422        122,799        166,173
                                      -----------    -----------    -----------

     Total investment activity          7,880,364      1,731,051      1,760,527
                                      -----------    -----------    -----------

Portfolio Expenses

General and administrative                204,187        238,143        225,808
Management fee                            149,814        182,620        220,825
                                      -----------    -----------    -----------
                                          354,001        420,763        446,633
                                      -----------    -----------    -----------

Net Income                            $ 7,526,363    $ 1,310,288    $ 1,313,894
                                      ===========    ===========    ===========

Net income per limited
   partnership unit                   $    108.91    $     18.96    $     19.01
                                      ===========    ===========    ===========

Cash distributions per limited
   partnership unit                   $    279.39    $     26.74    $     39.37
                                      ===========    ===========    ===========

Number of limited partnership units
   outstanding during the year             68,414         68,414         68,414
                                      ===========    ===========    ===========



                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                Year ended December 31,
                                                     --------------------------------------------
                                                          1998            1997            1996
                                                     ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                         $  7,526,363    $  1,310,288    $  1,313,894
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                      296,598         131,443         104,084
       Equity in joint venture net income                (619,051)     (1,551,569)     (1,587,249)
       Cash distributions from joint ventures           1,148,092       2,120,676       1,931,140
       Gain on sale of joint venture                   (6,391,800)           --              --
       Increase in investment income
         receivable                                        15,711           1,278          16,268
       Increase in deferred leasing costs                 (78,894)        (14,794)        (21,954)
       Increase in property
         working capital                                 (263,595)         (1,365)        (84,741)
       Increase (decrease) in liabilities                 (35,117)         25,039         (10,321)
                                                     ------------    ------------    ------------
         Net cash provided by operating activities      1,598,307       2,020,996       1,661,121
                                                     ------------    ------------    ------------

Cash flows from investing activities:
  Net proceeds from sale of joint venture              16,985,000            --              --
  Capital expenditures on owned property                  (75,438)        (10,327)        (10,394)
  Decrease in short-term
     investments, net                                     931,125         221,552         925,674
                                                     ------------    ------------    ------------
         Net cash provided by investing
         activities                                    17,840,687         211,225         915,280
                                                     ------------    ------------    ------------


Cash flows from financing activity:
  Distributions to partners                           (19,131,734)     (1,847,869)     (2,715,414)
                                                     ------------    ------------    ------------
         Net cash used in financing activity          (19,131,734)     (1,847,869)     (2,715,414)

  Net increase (decrease) in cash
     and cash equivalents                                 307,260         384,352        (139,013)


Cash and cash equivalents:
  Beginning of year                                     1,645,244       1,260,892       1,399,905
                                                     ------------    ------------    ------------

  End of year                                        $  1,952,504    $  1,645,244    $  1,260,892
                                                     ============    ============    ============

Supplemental disclosure of non-cash transaction:

Effective January 1, 1998, the Partnership's joint venture investment in 270 Technology Park was converted to a wholly-owned property. The carrying value of this investment at conversion was $6,162,959.

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                                                         Year ended December 31,
                       --------------------------------------------------------------------------------------------
                                   1998                            1997                            1996
                                  ------                          ------                          ------
                         General         Limited         General         Limited         General         Limited
                         Partners        Partners        Partners        Partners        Partners        Partners
                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at beginning
    of year            $    (57,510)   $ 20,859,138    $    (52,135)   $ 21,391,344    $    (43,319)   $ 22,784,048

Cash distributions          (17,545)    (19,114,189)        (18,478)     (1,829,391)        (21,955)     (2,693,459)

Net income                   75,264       7,451,099          13,103       1,297,185          13,139       1,300,755
                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at end
    of year            $        209    $  9,196,048    $    (57,510)   $ 20,859,138    $    (52,135)   $ 21,391,344
                       ============    ============    ============    ============    ============    ============


                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

        General
        -------

        New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985, and acquired the two investments it currently owns prior to the end of 1988. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is in the best interest of the limited partners.

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

        On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management, L.P. was formed, into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

        At December 31, 1998 and 1997, an affiliate of the Managing General Partner owned 803 and 778 units of limited partnership interest, respectively, which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

        Management
        ----------

        AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 1998, $13,000 in 1997, and $12,000 in 1996).
Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are limited to the lessor of 3% of the selling price of property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees is subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. See further discussion in Note 2.

        New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $19,489, $18,315 and $17,501 in 1998, 1997 and 1996, respectively.


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

        Realizability of Real Estate Investments
        ----------------------------------------

        The Partnership considers a real estate investment, other than a mortgage loan, to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposal of the property. The impairment loss is based on the excess of the investments' carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of Statement of Financial Accounting Standards No. 121, effective January 1, 1995, the impairment loss was measured based on the excess of the investment's carrying value over its net realizable value.

        The carrying value of an investment may be greater or less than its current appraised value. At December 31, 1998 and 1997, the appraised value of each of the Partnership's investments exceeded its related carrying value; the aggregate excess was approximately $2,300,000 and $6,600,000, respectively. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


        Cash Equivalents and Short-Term Investments
        -------------------------------------------

        Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

        The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997, all short-term investments are in commercial paper with less than one month remaining to maturity.

        Deferred Disposition Fees
        -------------------------

        According to the terms of the advisory contract, AEW is entitled to disposition fees related to sales of real estate investments. Payment of these fees, however, is contingent upon the limited partners' first receiving their capital, plus stipulated returns thereon. In light of the current value of the Partnership's remaining investments and the expectations for improvement over the Partnership's investment horizon, the Managing General Partner has determined that the likelihood of payment of these fees is remote. Accordingly, no disposition fees have been accrued in conjunction with the sale of the Partnership's investments.

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

        Segment Data
        ------------

        Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.

        Reclassifications
        -----------------

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

        The Partnership invested in two real estate joint ventures, each of which was organized as a general partnership with a real estate management/development firm. It made capital contributions to the ventures, which were subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provided for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner did not contribute proportionately.

        The respective real estate management/development firms were responsible for day-to-day development and operating activities, although overall authority and responsibility for the businesses was shared by the venturers. The real estate management/development firm, or its affiliates, also provided various services to the respective joint venture for a fee.

        270 Technology Park
        -------------------

        Effective January 1, 1988, one of the Partnership's ground lease/mortgage loan investments was converted to a 50% ownership interest in a joint venture with an affiliate of Manekin Corporation. The venture owns and operates three research and development/office buildings in Frederick, Maryland. The Partnership was credited with a capital contribution of $5,960,000, an amount equal to the cost of the land plus the then outstanding principal on the mortgage loan. In addition, during 1988, the Partnership contributed cash of $260,000. The preferential return rate on the capital contributed is 10.50% per annum. Effective January 1, 1998, ownership of the joint venture was restructured whereby the Partnership obtained full control over the business of the joint venture. (See Note 4).

        Bayberry Apartments
        -------------------

        On April 4, 1988, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates to construct and operate a garden apartment community in Gaithersburg, Maryland. The Partnership had a 65% ownership interest and committed to a maximum capital contribution of $14,350,000, and a maximum deficit contribution (characterized as junior capital) of $230,000. The preferential return rate was 10.25% per annum on the capital contributed and the greater of the prime rate plus 2% or 10.25% on the deficit contribution. At December 31, 1997 the Partnership had contributed $14,349,983 of its capital commitment, plus $225,957 as a prorata deficit contribution. Sixty-five percent of the Partnership's capital contribution was characterized as "senior" capital. If senior capital was prepaid, the Partnership was entitled to a special distribution intended to preserve the preferential return yield on senior capital through the ninth anniversary of the venture. No senior capital had been prepaid as of the date of sale of the property discussed below.

        On August 7, 1998 the joint venture sold its property to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $17,000,000. The Partnership received its share of the net proceeds totaling $16,985,000. The Partnership recognized a gain of $6,391,800 ($92.49 per limited partnership unit). On August 26, 1998, the Partnership made a capital distribution to the limited partners of $16,966,672 ($248 per limited partnership unit) from the proceeds of the sale.

Summarized Financial Information
--------------------------------

        The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                                     December 31,
                                          -----------------------------------
                                               1998                 1997
                                          -------------          ------------
Assets

   Real property, net of accumulated
      depreciation of $5,110,304
      at December 31, 1997                $           -          $ 14,786,221
   Other assets                                       -               639,480
                                          -------------          ------------
                                                      -            15,425,701


Liabilities                                           -               125,700
                                          -------------          ------------

Net assets                                $           -          $ 15,300,001
                                          =============          ============


                              Results of Operations
                              ---------------------

                                          Year ended December 31,
                                   ------------------------------------
                                      1998         1997         1996
                                   ----------   ----------   ----------
Revenue

   Rental income                   $1,444,678   $3,204,670   $3,204,233
   Other income                         3,862       36,252        7,637
                                   ----------   ----------   ----------
                                    1,448,540    3,240,922    3,211,870
                                   ----------   ----------   ----------
Expenses

   Operating expenses                 650,935    1,126,065    1,085,295
   Depreciation and amortization      198,187      563,288      539,326
                                   ----------   ----------   ----------
                                      849,122    1,689,353    1,624,621
                                   ----------   ----------   ----------
Net income                         $  599,418   $1,551,569   $1,587,249
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

NOTE 4 - PROPERTY
-----------------


        270 Technology Park
        -------------------

        Effective January 1, 1998, the 270 Technology Park joint venture was restructured and the venture partner's ownership of interest was assigned 99% to the Partnership, and 1% to an affiliate of the Partnership. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($6,162,959) was allocated to land, building and improvements, and other net operating assets.

        The building is being depreciated over 30 years, beginning January 1, 1998.

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

        The buildings and improvements (two industrial buildings in Hayward, California) are being depreciated over 25 years beginning November 15, 1994.

        Prior to 1994, the Managing General Partner determined that the carrying value of the North Cabot Industrial Park investment should be reduced to estimated fair market value. Accordingly, the carrying value was reduced by $2,500,000.

        The Partnership executed a Purchase and Sale agreement on February 1, 1999, and on March 18, 1999 sold the North Cabot property for a gross price of $2,800,000. The Partnership received its share of net proceeds totaling $2,664,000. The Partnership recognized a gain of $1,509,931.

        The following is summary of the Partnership's investment in property (two at December 31, 1998; and one at December 31, 1997):

                                                          December 31,
                                                   --------------------------
                                                       1998           1997
                                                   -----------    -----------

        Land                                       $   215,404    $   347,772
        Buildings and improvements                   5,653,391      1,041,839
        Accumulated depreciation and amortization     (156,156)      (244,868)
        Net operating assets                           443,695         25,733
        Property held for disposition                1,197,305              -
                                                   -----------    -----------

                                                   $ 7,353,639    $ 1,170,476
                                                   ===========    ===========


        The buildings are being depreciated over a period ranging from 25-30 years. The minimum future rentals under non-cancelable operating leases are:
$1,072,598 in 1999; $655,321 in 2000; $400,778 in 2001; $132,243 in 2002 and
$98,882 in 2003.

NOTE 5 - INCOME TAXES
---------------------

        The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                             Year ended December 31,
                                   --------------------------------------------
                                       1998            1997            1996
                                   ------------    ------------    ------------
Net income per financial
   statements                      $  7,526,363    $  1,310,288    $  1,313,894
Timing differences:
   Joint venture earnings               (14,989)       (154,870)       (224,467)
   Depreciation and amortization         31,269          85,777          58,395
   Property sales and operations           --              --              --
   Expenses                               3,139           3,188           3,188
   Gain on Sale                       3,938,614            --              --
                                   ------------    ------------    ------------

Taxable income                     $ 11,484,396    $  1,244,383    $  1,151,010
                                   ============    ============    ============


NOTE 6 - PARTNERS' CAPITAL
--------------------------

        Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

        Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sale transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $982.14 during 1987, to $946.14 during 1988, to $796.14 during 1989, to $694.14 during 1992, to $524.14 during 1993, to $493.14 during 1994, to $485.54 during 1996 and to $231.54 during 1998. No capital distributions have been made to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.


NOTE 7 - SUBSEQUENT EVENT
-------------------------

        Distributions of cash from operations relating to the quarter ended December 31, 1998 were made on January 28, 1999 in the aggregate amount of $221,827 ($3.21 per limited partnership unit). See Note 4 for discussion of the sale of the Partnership's North Cabot investment on March 18, 1999.

                     NEW ENGLAND LIFE PENSION PROPERTIES III
                        A REAL ESTATE LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                             Initial Cost to                 Costs Capitalized              Gross amount at which
                                             the Partnership             Subsequent to Acquisition       Carried at Close of Period
                                  ---------------------------------  ---------------------------------   --------------------------

                                             Buildings &    Other    Carrying    Additions                            Buildings &
Description                          Land    Improvements   (Net)     Costs    (Dispositions)   Other        Land    Improvements
-----------                          ----    ------------   -----     -----    --------------   -----        ----    ------------
An R & D building (51,089 sq.ft)
on 3.8 acres of land in            $347,772           $0         $0     $0       $1,052,749    $99,035     $347,772   $1,052,749
Hayward, California (See Note A)



Converted to wholly-owned 1/1/98   $215,404   $5,620,041   $327,514     $0          $64,528    $85,003     $215,404   $5,684,569
Park. Owner of three R & D
buildings (86,169 square feet)
situated on 8.3 acres of land
in Frederick, Maryland.


                                  ------------------------------------------------------------------------------------------------
      Total Wholly-Owned           $563,176   $5,620,041   $327,514     $0       $1,117,277   $184,038     $563,176   $6,737,318
                                  ================================================================================================



60% Interest in Bayberry Associates.
Owner of nine apartment buildings
(230 units) situated on 17.1 acres   ------------------------------  See Note B  -------------------------------------------------
of land in Gaithersburg, Maryland.



      Total Joint Ventures





                 Total Real Estate

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                              Gross amount at which
                                           Carried at Close of Period
                                 ---------------------------------------------
                                          Investment                             Accumulated
                                          Valuation                             Depreciation     Date of        Date     Depreciable
Description                        Other  Allowances  Dispositions    Total    & Amortization  Construction   Acquired       Life
-----------                        -----  ----------  ------------    -----    --------------  ------------   --------       ----
An R & D building (51,089 sq.ft)
on 3.8 acres of land in           $99,035        $0           $0    $1,499,556     ($302,251)   Completed      3/20/89     25 Years
Hayward, California (See Note A)                                                                            (Converted to




Converted to wholly-owned 1/1/98 $412,517        $0           $0    $6,312,490     ($156,156)   Completed      8/27/97     30 years
Park. Owner of three R & D
buildings (86,169 square feet)
situated on 8.3 acres of land
in Frederick, Maryland.




                                 ------------------------------------------------------------

      Total Wholly-Owned         $511,552        $0           $0    $7,812,046     ($458,407)  $ 7,353,639

                                 ============================================================




60% Interest in Bayberry Associates.
Owner of nine apartment buildings
(230 units) situated on 17.1 acres  -- See Note B -- ($10,593,201)          $0          N/A     Completed      4/4/88     30/15 Yrs
of land in Gaithersburg, Maryland.


                                                                        ------
      Total Joint Ventures                                                  $0




                                                                    ----------     ----------
                 Total Real Estate                                  $7,812,046     ($458,407)
                                                                    ==========     ==========

                     NEW ENGLAND LIFE PENSION PROPERTIES III

                             NOTE A TO SCHEDULE III

                                                                1996          1996
                                    COST     CONVERSION TO   INVESTMENT    INCREASE IN     1996 INCREASE
                                   AS OF     WHOLLY-OWNED        IN          DEFERRED       IN PROPERTY
        DESCRIPTION               12/31/95     PROPERTY       PROPERTY    LEASING COSTS   WORKING CAPITAL
----------------------------     -------------------------------------------------------------------------

North Cabot Industrial Park      $1,301,540                    $10,394        21,954           70,583
                                 ==========                    =======        ======           ======



                                                                1997          1997
                                    COST     CONVERSION TO   INVESTMENT    INCREASE IN     1997 INCREASE
                                   AS OF     WHOLLY-OWNED        IN         DEFERRED        IN PROPERTY
        DESCRIPTION               12/31/96     PROPERTY       PROPERTY    LEASING COSTS   WORKING CAPITAL
----------------------------     -------------------------------------------------------------------------


North Cabot Industrial Park      $1,404,471                   $10,327        14,794           (14,248)
                                 ==========                   =======        ======           =======


                                                                1998          1998
                                    COST     CONVERSION TO   INVESTMENT    INCREASE IN     1998 INCREASE
                                   AS OF     WHOLLY-OWNED        IN         DEFERRED        IN PROPERTY
        DESCRIPTION               12/31/97     PROPERTY       PROPERTY    LEASING COSTS   WORKING CAPITAL
----------------------------     -------------------------------------------------------------------------

North Cabot Industrial Park      $1,415,344                   $10,910        31,921           41,381

    270 Technology Park                   0    6,162,959       64,528        46,973           38,030


----------------------------------------------------------------------------------------------------------
                                  1,415,344    6,162,959       75,438        78,894           79,411
==========================================================================================================

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                 ACCUMULATED             1996         ACCUMULATED
                                      COST      AMORTIZATION &      AMORTIZATION &   AMORTIZATION &    12/31/96
                                   BALANCE AT    DEPRECIATION        DEPRECIATION     DEPRECIATION     PROPERTY
        DESCRIPTION                 12/31/96    AS OF 12/31/95         EXPENSE       AS OF 12/31/96       NET
----------------------------     --------------------------------------------------------------------------------

North Cabot Industrial Park        $1,404,471       $58,041             $80,462         $138,503      $1,265,968
                                   ==========       =======             =======         ========      ==========



                                                 ACCUMULATED             1997         ACCUMULATED
                                      COST      AMORTIZATION &      AMORTIZATION &   AMORTIZATION &    12/31/97
                                   BALANCE AT    DEPRECIATION        DEPRECIATION     DEPRECIATION     PROPERTY
        DESCRIPTION                 12/31/97    AS OF 12/31/96         EXPENSE       AS OF 12/31/97       NET
----------------------------     --------------------------------------------------------------------------------


North Cabot Industrial Park        $1,415,344      $138,503            $106,365         $244,868      $1,170,476
                                   ==========      ========            ========         ========      ==========


                                                 ACCUMULATED             1998         ACCUMULATED
                                      COST      AMORTIZATION &   T.I. AMORTIZATION & AMORTIZATION &    12/31/98
                                   BALANCE AT    DEPRECIATION        DEPRECIATION     DEPRECIATION     PROPERTY
        DESCRIPTION                 12/31/98    AS OF 12/31/97         EXPENSE       AS OF 12/31/98       NET
----------------------------     --------------------------------------------------------------------------------

North Cabot Industrial Park        $1,499,556      $244,868             $57,383         $302,251      $1,197,305

    270 Technology Park            $6,312,490             0             187,336         $156,156      $6,156,334


-----------------------------------------------------------------------------------------------------------------
                                    7,812,046       244,868             244,719          458,407       7,353,639
=================================================================================================================

                     NEW ENGLAND LIFE PENSION PROPERTIES III

                             NOTE B TO SCHEDULE III

                                                                                                  1996
                                                                                 1996 CASH     AMORTIZATION
                                     BALANCE        1996                          RECEIVED          OF
                      PERCENT OF      AS OF      INVESTMENT    1996 EQUITY IN       FROM        ACQUISITION
    DESCRIPTION       OWNERSHIP     12/31/95     IN PROPERTY    INCOME (LOSS)  JOINT VENTURES      FEES
------------------------------------------------------------------------------------------------------------
270 Technology Park      50%       $6,327,493             0        $619,367      ($541,400)       ($3,188)

Bayberry Associates      65%       11,788,509             0         967,882     (1,389,740)        (6,276)


                                 -------------   -----------   -------------   ------------    -----------
                                  $18,116,002            $0      $1,587,249    ($1,931,140)       ($9,464)
                                 =============   ===========   =============   ============    ===========


                                                                                                   1997
                                                                                 1997 CASH     AMORTIZATION
                                     BALANCE        1997                          RECEIVED          OF
                      PERCENT OF      AS OF      INVESTMENT    1997 EQUITY IN       FROM        ACQUISITION
                      OWNERSHIP     12/31/96     IN PROPERTY    INCOME (LOSS)  JOINT VENTURES      FEES
------------------------------------------------------------------------------------------------------------

270 Technology Park      50%       $6,402,272             0        $531,484      ($767,609)       ($3,188)

Bayberry Associates      65%       11,360,375             0       1,020,085     (1,353,067)        (6,277)


                                 -------------   -----------   -------------   ------------    -----------
                                  $17,762,647            $0      $1,551,569    ($2,120,676)       ($9,465)
                                 =============   ===========   =============   ============    ===========


                                                                                                   1998
                                                                                 1998 CASH     AMORTIZATION
                                     BALANCE        1998                          RECEIVED          OF
                      PERCENT OF      AS OF      INVESTMENT    1998 EQUITY IN       FROM        ACQUISITION
                      OWNERSHIP     12/31/97     IN PROPERTY    INCOME (LOSS)  JOINT VENTURES      FEES
------------------------------------------------------------------------------------------------------------

270 Technology Park      50%       $6,162,959             0              $0             $0             $0

Bayberry Associates      65%       11,021,116             0         619,051     (1,043,829)        (3,138)

------------------------------------------------------------------------------------------------------------
                                  $17,184,075            $0        $619,051    ($1,043,829)       ($3,138)
============================================================================================================

                       [WIDE TABLE CONTINUED FROM ABOVE]


                        CONVERSION TO         1996         BALANCE
                        WHOLLY-OWNED        DISPOSALS       AS OF
    DESCRIPTION         PROPERTY                           12/31/96
--------------------------------------------------------------------

270 Technology Park               0                 0     $6,402,272

Bayberry Associates               0                 0     11,360,375


                        ------------     ------------   ------------
                                  0                 0    $17,762,647
                        ============     ============   ============




                        CONVERSION TO         1997         BALANCE
                        WHOLLY-OWNED        DISPOSALS       AS OF
                        PROPERTY                           12/31/97
--------------------------------------------------------------------

270 Technology Park               0                 0     $6,162,959

Bayberry Associates               0                 0     11,021,116


                        ------------     ------------   ------------
                                 $0                $0    $17,184,075
                        ============     ============   ============




                        CONVERSION TO         1998         BALANCE
                        WHOLLY-OWNED        DISPOSALS       AS OF
                        PROPERTY                           12/31/98
--------------------------------------------------------------------

270 Technology Park      (6,162,959)                0             $0

Bayberry Associates               0       (10,593,201)             (0)

--------------------------------------------------------------------
                        ($6,162,959)     ($10,593,201)           ($0)
====================================================================

                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

              Independent Auditor's Report and Financial Statements

                             of Bayberry Associates




        Independent Auditor Report of Reznick Fedder and Silverman

        Balance Sheets - August 6, 1998 and December 31, 1997

        Statements of Operations - For the Period ended January 1, 1998 through
         August 6, 1998 and For the Years ended December 31, 1997 and 1996

        Statements of Partners' Equity - For the Period ended January 1, 1998 through August 6, 1998 and For the Years ended December 31, 1997 and
         1996

        Statements of Cash Flows - For the Period ended January 1, 1998 through
         August 6, 1998 and For the Years ended December 31, 1997 and 1996

        Notes to Financial Statements

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                               BAYBERRY ASSOCIATES

                      AUGUST 6, 1998 AND DECEMBER 31, 1997

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

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Bayberry Associates

         We have audited the accompanying balance sheets of Bayberry Associates as of August 6, 1998 and December 31, 1997, and the related statements of operations, partners' equity and cash flows for the period January 1, 1998 through August 6, 1998, and for the two years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayberry Associates as of August 6, 1998 and December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and its cash flows for the period January 1, 1998 through August 6, 1998, and for the two years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.





Baltimore, Maryland
January 5, 1999

                               Bayberry Associates

                                 BALANCE SHEETS

                      August 6, 1998 and December 31, 1997

                                                  1998           1997
                                              -----------    -----------
                        ASSETS

INVESTMENT IN REAL ESTATE
     Land                                     $ 3,754,558    $ 3,754,558
     Building and improvements                  8,503,711      8,503,711
     Personal property                            778,494        778,494
                                              -----------    -----------

                                               13,036,763     13,036,763
     Less accumulated depreciation              3,991,404      3,788,765
                                              -----------    -----------

                                                9,045,359      9,247,998

OTHER ASSETS
     Cash                                            --          149,528
     Tenants' security deposits                      --           27,006
     Tenants' accounts receivable                    --           21,306
     Prepaid expenses                             194,125        112,238
                                              -----------    -----------

                                              $ 9,239,484    $ 9,558,076
                                              ===========    ===========

          LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses    $    57,203    $    22,936
     Deferred rental income                       120,307         12,304
     Accrued preferred return                   2,891,573      2,846,924
     Accrued guaranteed payments                1,557,000      1,532,960
     Tenants' security deposits                    30,479         27,006
     Due to affiliates                               --            8,830
                                              -----------    -----------

                                                4,656,562      4,450,960

PARTNERS' EQUITY                                4,582,922      5,107,116
                                              -----------    -----------

                                              $ 9,239,484    $ 9,558,076
                                              ===========    ===========


                        See notes to financial statements

                               Bayberry Associates

                            STATEMENTS OF OPERATIONS

            For the period January 1, 1998 through August 6, 1998 and
                   the years ended December 31, 1997 and 1996


                                       1998          1997          1996
                                    ----------    ----------    ----------

Revenue
     Rent                           $1,382,056    $2,221,106    $2,168,867
     Other lease related income         62,680        59,477        59,355
     Interest                            3,863         4,500         4,148
                                    ----------    ----------    ----------

                                     1,448,599     2,285,083     2,232,370
                                    ----------    ----------    ----------

Expenses
     Furnished apartment expense            57        14,080        17,384
     Advertising and promotion          28,521        45,076        52,631
     Salaries                          170,087       218,230       203,722
     Administrative                     47,757        54,985        49,218
     Management fee                     50,288        79,485        77,525
     Maintenance                       139,551       169,586       158,702
     Utilities                          39,298        53,926        72,901
     Real estate taxes                 124,645       213,150       190,670
     Insurance                          10,040        18,084        20,338
     Dues and fees                      41,113        57,802        46,305
     Depreciation                      202,612       340,594       375,092
     Guaranteed payments               410,197       671,616       651,048
                                    ----------    ----------    ----------

                                     1,264,166     1,936,614     1,915,536
                                    ----------    ----------    ----------
          EXCESS OF REVENUE
            OVER EXPENSES           $  184,433    $  348,469    $  316,834
                                    ==========    ==========    ==========


                        See notes to financial statements

                               Bayberry Associates

                         STATEMENTS OF PARTNERS' EQUITY

            For the period January 1, 1998 through August 6, 1998 and
                   the years ended December 31, 1997 and 1996

                                                Christopher
                                                  Bozzuto      New England
                                                  Limited     Life Pension
                                                Partnership   Properties III      Total
                                                -----------    -----------    -----------
Partners' equity (deficit), December 31, 1995   $  (345,536)   $ 7,243,238    $ 6,897,702

Distributions                                       (24,136)    (1,184,953)    (1,209,089)

Excess of revenue over expenses                      24,136        292,698        316,834
                                                -----------    -----------    -----------

Partners' equity (deficit), December 31, 1996      (345,536)     6,350,983      6,005,447

Distributions                                       (26,730)    (1,220,070)    (1,246,800)

Excess of revenue over expenses                      26,730        321,739        348,469
                                                -----------    -----------    -----------

Partners' equity (deficit), December 31, 1997      (345,536)     5,452,652      5,107,116

Contributions                                       169,881           --          169,881

Distributions                                       (16,899)      (861,609)      (878,508)

Excess of revenue over expenses                      16,899        167,534        184,433
                                                -----------    -----------    -----------

Partners' equity (deficit), August 6, 1998      $  (175,655)   $ 4,758,577    $ 4,582,922
                                                ===========    ===========    ===========

                        See notes to financial statements

                               Bayberry Associates

                            STATEMENTS OF CASH FLOWS

          For the period January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                                                       1998         1997         1996
                                                                    ---------    ---------    ---------
Cash flow from operating activities
     Excess of revenue over expenses                                $ 184,433    $ 348,469    $ 316,834
     Adjustments to reconcile excess of revenue over expenses
     to net cash provided by operating activities
          Depreciation                                                202,612      340,594      375,092
          Changes in assets and liabilities
              Decrease (increase) in tenants' accounts receivable      21,306      (13,853)         (42)
              (Increase) decrease in prepaid expenses                 (81,887)       7,315      (13,882)
              Increase (decrease) in accounts payable                  34,293        5,187      (36,066)
              Increase (decrease) in deferred rental income           108,003         (655)    (103,044)
              Increase in accrued guaranteed payments                  83,499      197,781      192,524
              (Decrease) increase in due to affiliate                  (8,830)       2,710      (25,211)
              Net security deposits received (paid)                    30,479          937         (373)
                                                                    ---------    ---------    ---------

                   Net cash provided by operating activities          573,908      888,485      705,832
                                                                    ---------    ---------    ---------

Cash flows from financing activities
     Distributions to general partner                                (723,436)    (879,495)    (851,543)
                                                                    ---------    ---------    ---------

                   Net cash used in financing activities             (723,436)    (879,495)    (851,543)
                                                                    ---------    ---------    ---------

                   NET (DECREASE) INCREASE IN CASH                   (149,528)       8,990     (145,711)

Cash, beginning                                                       149,528      140,538      286,249
                                                                    ---------    ---------    ---------

Cash, ending                                                        $    --      $ 149,528    $ 140,538
                                                                    =========    =========    =========

Supplemental disclosure of cash flow information
     Cash paid during the year for guaranteed payments              $ 326,698    $ 473,835    $ 458,524
                                                                    =========    =========    =========

Supplemental disclosure of non-cash activities
     During 1998, $110,422 of accrued preferred return and $59,459 of accrued guaranteed payments was converted to capital.


                        See notes to financial statements

                               Bayberry Associates

                          NOTES TO FINANCIAL STATEMENTS

                      August 6, 1998 and December 31, 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

    Bayberry Associates (the Partnership) was formed as a general partnership under the laws of the State of Maryland on April 4, 1988, for the purpose of constructing, owning and operating a rental housing project. The project consists of 230 units located in Montgomery County, Maryland, and is operating as Bayberry Apartments. On August 6, 1998, New England Life Pension Properties III (NELP) sold their entire interest in the Partnership and Christopher Bozzuto Limited Partnership (CBLP) sold 34% of their 35% interest in the Partnership and distributed the remaining 1% to an affiliate. Prior to such sale, all leases between the Partnership and tenants of the property were operating leases.

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

                               Bayberry Associates

                      August 6, 1998 and December 31, 1997


NOTE B - SALE OF PARTNERSHIP INTEREST

    At the close of business on August 6, 1998, NELP sold their entire interest in the Partnership and CBLP sold 34% of their 35% interest in the Partnership and distributed the remaining 1% to an affiliate. The contract sales price for this transaction was $17,000,000. Property and equipment transferred had a net book value of $9,045,359. In addition, assets totaling $194,125 and liabilities totaling $207,989 which includes tenant security deposits of $30,479 were transferred in the sale to the new partners. The additional liabilities of $4,448,573 were assumed by the selling partners.


NOTE C - RELATED PARTY TRANSACTIONS

    Management Fee
    --------------

    The Partnership is required to pay a management fee to Bozzuto Management Company, an affiliate of Christopher Bozzuto Limited Partnership, a general partner, in an amount equal to 3.5% of gross receipts collected. Management fees of $50,288 and $79,485, $77,525, were expensed in 1998, 1997 and 1996, respectively. At December 31, 1997, $8,830 remained unpaid.

    Expenses Incurred and Reimbursed to Affiliates
    ----------------------------------------------

    The Partnership reimburses payroll and other costs incurred by Bozzuto & Associates, Inc. and Subsidiaries, affiliates of Christopher Bozzuto Limited Partnership, a general partner, for various administrative and operating costs relating to the project. During 1998, 1997 and 1996, $186,272, $236,313, and $224,059, were incurred and paid, respectively.


NOTE D - PARTNERS' EQUITY

    The acquisition and development of the project was funded by capital contributions from NELP, a general partner, in the cumulative amount of $14,350,000, which consisted of senior and junior capital of $9,327,500 and $5,022,500, respectively. The Partnership agreement provides for both a "Senior and Junior Priority Return," on the outstanding capital, on a monthly basis, which is calculated at the rate of 10.25% per annum on the outstanding capital. The Priority Returns are payable monthly from Operating Cash Flow as defined in the Partnership agreement, however, (a) to the extent the full amount of the Senior Priority Return cannot be made from such sources on a monthly basis, an amount thereof equal to 10.25% per annum cumulative return on the Senior Invested Capital may accrue, and such accruals shall bear an interest at the rate of 10.25%.

                               Bayberry Associates

                      August 6, 1998 and December 31, 1997


NOTE D - PARTNERS' EQUITY (Continued)

    per annum compounded monthly and (b) to the extent the full amount of the Junior Priority Return cannot be made from such sources on a monthly basis, the amount of the Junior Priority Return may accrue and such accruals shall bear interest at the rate of 10.25% per annum compounded monthly. To the extent the Senior Priority Return is required to be paid currently (and may not be accrued), it will be funded, if necessary, out of the proceeds of Deficit Contribu tions and Default Capital Contributions. These Deficit Contributions and Default Capital Contributions accrue a return (Deficit Preferred Return) equal to the greater of NationsBank's prime rate plus 2% (10.25% at August 6, 1998) or 10.25% per annum. As of August 6, 1998 and December 31, 1997, NELP and Christopher Bozzuto Limited Partnership had made deficit capital contributions in the amounts of $225,956 and $122,500, respectively.

    At August 6, 1998 and December 31, 1997, the accrued Junior Priority Return (including accrued interest of $1,622,839 and $1,372,467, respectively) due totaled $4,210,068 and $4,011,869. The Senior Priority Return was paid in full on an annual basis. The accrued Deficit Preferred Return payable to NELP and CBLP at August 6, 1998, was $238,505 and $- 0 -, respectively, and at December 31, 1997, was $215,034 and $152,981, respectively. On August 6, 1998, the accrued deficit preferred return payable to CBLP in the amount of $169,881 was converted to capital. Effective August 7, 1998, the Partnership is no longer subject to this agreement.

    Subsequent to the financial statement date and in connection with the August 6, 1998, sale of its partnership interest, NELP received $16,986,136 out of the sales proceeds and applied it to the repayment of the following accounts:


          Accrued preferred return                   $  2,653,068
          Accrued guaranteed payments                   1,557,000
          Deficit capital contributions                   225,956
          Deficit preferred return payable                238,505
          Return of initial capital contribution       12,311,607
                                                      -----------

                                                     $ 16,986,136
                                                      ===========

    Additionally, the Partnership distributed the remaining operating proceeds in the amount of $115,821 to NELP.

                               Bayberry Associates

                      August 6, 1998 and December 31, 1997

NOTE E - RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN

    The following is a reconciliation of the excess of revenue over expenses and partners' equity per the financial statements to the tax basis excess of revenue over expenses and partners' equity for the period January 1, 1998 through August 6, 1998, and the years ended December 31, 1997 and 1996.

                                                   1998           1997           1996
                                               -----------    -----------    -----------
Excess of revenue over expenses
    (financial statement basis)                $   184,433    $   348,469    $   316,834
Deferred rental income                             (12,304)          (655)      (103,044)
Real estate tax deduction under IRS
    Code Section 461                               102,905          5,965        (14,787)
                                               -----------    -----------    -----------

        Tax basis                              $   275,034    $   353,779    $   199,003
                                               ===========    ===========    ===========

Partners' equity (financial statement basis)   $ 4,582,922    $ 5,107,116    $ 6,005,447
Deferred rental income                                --           12,304         12,959
Real estate tax deduction under IRS Code
    Section 461                                       --         (103,871)      (109,836)
Net adjustment for technical termination        (4,582,922)          --             --
                                               -----------    -----------    -----------

        Tax basis                              $      --      $ 5,015,549    $ 5,908,570
                                               ===========    ===========    ===========

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

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

10J.     Construction Loan Agreement dated November 11, 1985 between
         Vance Charles Mape and Vance Charles Mape III, and the
         Registrant.                                                         *

10K.     Promissory Note dated November 11, 1985 between Vance Charles
         Mape and Vance Charles Mape III and the Registrant.                 *

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

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

10U.     Second Promissory Note in the amount of $1,500,000 dated March
         19, 1986 given by Reston Two - Oxford Limited Partnership to
         The Registrant.                                                     *

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

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

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

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

10SS.    Warranty Deed dated February 20, 1992, between the Registrant
         and Metro Parkway Investment Limited Partnership.                   *

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

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

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                                   A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 25, 1999              By: /s/ J. Christopher Meyer, III
                                       ------------------------------------
                                           J. Christopher Meyer, III
                                           President of the
                                           Managing General Partner



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                       Date
       ---------                        -----                       ----


                                    President, Chief
                                    Executive Officer and
/s/    J. Christopher Meyer, III    Director                     March 25, 1999
---------------------------------
       J. Christopher Meyer, III


                                    Vice President and
/s/    Pamela J. Herbst                   Director               March 25, 1999
---------------------------------
       Pamela J. Herbst

                                    Vice President and
/s/    J. Grant Monahon             Director                     March 25, 1999
---------------------------------
       J. Grant Monahon


/s/    James J. Finnegan            Vice President               March 25, 1999
---------------------------------
       James J. Finnegan


/s/    Karin J. Lagerlund           Treasurer and Principal
---------------------------------   Financial and Accounting
       Karin J. Lagerlund           Officer                      March 25, 1999