Form 10-Q
period 1999-03-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1999-05-05
CIK 757221

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

For Quarter Ended March 31, 1999                  Commission File Number 0-14052


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

                                    Yes [X]        No [_]

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEETS

                                          March 31, 1999       December 31, 1998
                                          --------------       -----------------
                                            (Unaudited)            (Audited)
                                            -----------            ---------
ASSETS
Real estate investments:
   Property, net                           $  6,168,142         $ 6,156,334
   Property held for
       disposition, net                               -           1,197,305
                                             ----------         -----------
                                              6,168,142           7,353,639

Cash and cash equivalents                     4,549,560           1,952,504
                                           ------------         -----------
                                           $ 10,717,702         $ 9,306,143
                                           ============         ===========


LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                           $    149,547         $    87,947
Accrued management fee                           56,248              21,939
                                            -----------         -----------
Total liabilities                               205,795             109,886
                                            -----------         -----------

Partners' capital:
     Limited partners ($231.54 per
     unit, respectively; 75,000 units
     authorized, 68,414 units issued
     and outstanding)                        10,498,541           9,196,048
   General partners                              13,366                 209
                                            -----------         -----------
Total partners' capital                      10,511,907           9,196,257
                                            -----------         -----------

                                           $ 10,717,702         $ 9,306,143
                                           ============         ===========

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                Quarter Ended March 31,
                                                1999                1998
                                            -----------          ----------
INVESTMENT ACTIVITY

Property rentals                            $   316,867          $  324,723
Property operating expenses                    (102,695)            (61,562)
Depreciation and amortization                   (67,652)            (76,097)
                                            -----------          ----------
                                                146,520             187,064

Joint venture earnings                                -             324,873
Amortization                                          -              (1,569)
                                            -----------          ----------
        Total real estate operations            146,520             510,368

Gain on sale of property                      1,509,931                   -
                                            -----------          ----------
        Total real estate activity            1,656,451             510,368


Interest on cash equivalents
  and short term investments                     22,255              33,039
                                            -----------          ----------
        Total investment activity             1,678,706             543,407
                                            -----------          ----------

PORTFOLIO EXPENSES

General and administrative                       84,981              56,653
Management fee                                   56,248              45,655
                                            -----------          ----------
                                                141,229             102,308
                                            -----------          ----------
Net Income                                  $ 1,537,477          $  441,099
                                            ===========          ==========

Net income per limited partnership
  unit                                      $     22.25          $     6.38
                                            ===========          ==========

Cash distributions per
  limited partnership unit                  $      3.21          $     6.68
                                            ===========          ==========

Number of limited partnership
  units outstanding during the period            68,414              68,414
                                            ===========          ==========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                    Quarter Ended March 31,
                               1999                      1998
                       -------------------      ----------------------
                       General     Limited      General        Limited
                       Partner    Partners      Partner       Partners
                       -------    --------      -------       --------
Balance at beginning
of period             $   209   $ 9,196,048    $(57,510)    $20,859,138


Cash distributions     (2,218)     (219,609)     (4,616)       (457,006)


Net income             15,375     1,522,102       4,411         436,688
                      -------   -----------    ---------    -----------


Balance at end
of period             $13,366   $10,498,541    $(57,715)    $20,838,820
                      =======   ===========    =========    ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                    Quarter Ended March 31,
                                                  --------------------------
                                                      1999           1998
                                                      ----           ----

Net cash provided by operating activities         $  179,438      $  772,316
                                                  ----------      ----------

Cash flows from investing activities:
        Net proceeds from sale of property         2,639,445               -
        Capital expenditures on owned property             -           1,806
        Decrease in short-term
                investments, net                           -         931,125
                                                  ----------      ----------
                   Net cash provided by
                   investing activities            2,639,445         932,931
                                                  ----------      ----------

Cash flows from financing activity:
        Distributions to partners                   (221,827)       (461,622)
                                                  ----------      ----------

                   Net increase in
                   cash and cash equivalents       2,597,056       1,243,625

Cash and cash equivalents:
        Beginning of period                        1,952,504       1,645,244
                                                  ----------      ----------

        End of period                             $4,549,560      $2,888,869
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



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the interim periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
-----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985 and acquired the two investments it currently owns prior to the end of 1988. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. ( the "Advisor") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The 270 Technology Park joint venture was restructured to a wholly-owned property effective January 1, 1998 (See Note 3).

     On August 7, 1998 the Bayberry Apartments, in Gaithersburg, Maryland, was sold to an institutional buyer which was unaffiliated with the Partnership. The terms of the sale were determined by arm-length negotiation between the buyer and the Partnership. The gross sale price was $17,000,000. The Partnership received its share of the net proceeds totaling $16,985,000 and recognized a gain of $6,391,800 ($92.49 per limited partnership unit). On August 26, 1998, the Partnership made a capital distribution of $16,966,672 ($248 per limited partnership unit) from the proceeds of the sale.

     The following summarized financial information is presented in the aggregate for one joint venture:

                             Results of Operations
                             ---------------------

                                        Quarter ended March 31,
                                        -----------------------
                                          1999           1998
                                          ----           ----

Revenue
   Rental income                        $              $595,656
   Other                                       -            664
                                        --------       --------
                                               -        596,320
                                        --------       --------
Expenses
   Operating expenses                          -        186,510
   Depreciation and amortization               -         84,937
                                        --------       --------
                                               -        271,447
                                        --------       --------

   Net income                           $      -       $324,873
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

     On November 15, 1994, the Partnership restructured this ground lease/mortgage loan investment into a wholly-owned property, due to the inability of the ground lessee/mortgagor to meet its financial obligations. The Partnership received $85,000 in settlement of the guaranty provided by principals of the ground lessee. The Partnership obtained title to the improvements on the land and to certain other operating assets in full satisfaction of the related mortgage loan and obligations under the ground lease, and in consideration of the assumption by the Partnership of certain operating liabilities. The carrying value of the ground lease/mortgage loan investment as of the date of restructuring was allocated to land, buildings and net operating assets.

     The buildings and improvements (two industrial buildings in Hayward, California) were being depreciated over 25 years beginning November 15, 1994.

     Prior to 1994, the Managing General Partner determined that the carrying value of this investment should be reduced to its estimated fair market value. Accordingly, the carrying value was reduced by $2,500,000.

     On March 18, 1999, the North Cabot Industrial Park investment was sold to an unaffiliated third party (the "Buyer") for gross proceeds of $2,800,000. The terms of the sale were determined by arm's length negotiation between the Buyer and the Partnership. The Partnership received net proceeds of $2,639,445 and recognized a gain of $1,509,931 ($21.85 per limited partnership unit). On April 29, 1999, the Partnership made a capital distribution of $2,539,528 ($37.12 per limited partnership unit) from the proceeds of the sale.

     The following is a summary of the Partnership's investments in property (one at March 31, 1999, and two at December 31, 1998):

                                 March 31, 1999           December 31, 1998
                                 --------------           -----------------
  Land                             $  215,404                 $  215,404
  Buildings and improvements        5,653,391                  5,653,391
  Accumulated depreciation
     and amortization                (202,990)                  (156,156)
  Net operating assets                502,337                    443,695
  Property held for disposition             -                  1,197,305
                                   ----------                 ----------
                                   $6,168,142                 $7,353,639
                                   ==========                 ==========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended
March 31, 1999 were made on April 29, 1999 in the aggregate amount of $169,998 ($2.46 per limited partnership unit). In addition, a special operating distribution was made on April 29, 1999 funded from reserve operating cash flow totaling $398,736 ($5.77 per limited partnership unit). As discussed above, the Partnership made a capital distribution of $2,539,528 ($37.12 per limited partnership unit) from the proceeds of the North Cabot sale.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994, and one of which was sold in each of 1998 and 1999. As a result of the sales and similar transactions, capital of $52,573,422 ($768.46 per limited partnership unit) has been returned to the limited partners through March 31, 1999.

     At March 31, 1999, the Partnership had $4,549,560 in cash and cash equivalents, of which $3,108,262 was used for cash distributions to partners on April 29, 1999; the remainder is being retained as working capital reserves.
The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's remaining real estate investment and invested cash and cash equivalents. Distributions of cash from operations for the first quarter of 1999 were made at the annualized rate of 4.25% on the adjusted capital contribution of $231.54 per limited partnership unit. Distributions of cash from operations for the first quarter of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution of $485.54 per limited partnership unit. The distribution rate was lower in 1999 primarily due to the sale of investments in 1998 and 1999 and the consequent reduction in cash flow.

     The carrying value of real estate investments in the financial statements at March 31, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1999, the appraised value of each real estate investment exceeded its related carrying value; the aggregate excess was approximately $1,032,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of the Advisor, to generate financial information and to provide other services, which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

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

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.


Results of Operations
---------------------

     Form of Real Estate Investments

     North Cabot Industrial Park investment was a wholly-owned property. Effective January 1, 1998, 270 Technology Park was converted to a wholly-owned property; it was previously structured as a joint venture with a real estate management/development firm. Bayberry was structured as a joint venture with a real estate management/development firm.

     Operating Factors

     The North Cabot Industrial Park was sold on March 18, 1999, and the Partnership recognized a gain of $1,509,931. Occupancy at North Cabot Industrial Park was 92% at the time of the sale. At March 31, 1998, the property was fully occupied.

     Occupancy at 270 Technology Park was 96% during the first quarter of 1999, down from 98% at March 31, 1998.

     As previously discussed, the Bayberry Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $6,391,800. At the time of the sale, the Bayberry Apartments was 95% leased. At March 31, 1998 it was 97% leased.

     Investment Results

     Interest on cash equivalents and short-term investments decreased by approximately $11,000 between the first three months of 1998 and 1999. The decrease is primarily due to lower average invested balances as a result of the sale of Bayberry Apartments in 1998 and the sale of North Cabot Industrial Park in 1999.

     Real estate operating results were $146,520 for the first three months of 1999, and $510,368 for the comparable period of 1998. The decrease of $363,848 is primarily due to no joint venture earnings as a result of the sale of Bayberry Apartments in August 7, 1998.

     Cash flow from operations decreased by approximately $593,000 between the two three-month periods. The decrease is primarily due to the decrease in distributions from joint ventures as a result of sales and a decrease in property working capital.

     Portfolio Expenses

     General and administrative expenses primarily consist of state taxes, real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by approximately $28,000, or 50% between the first three months of 1998 and 1999 primarily due to an increase in state taxes.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

     The management fee increased by approximately $10,600 between the two three month periods primarily due to a special distribution of excess operating cash flow in 1999.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------

     Items 1-5  Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K

                  a.    Exhibits:  (27) Financial Data Schedule

                  b. Reports on Form 8-K: During the quarter ended March 31, 1999, a Current Report on Form 8-K was filed on April 2, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the March 18, 1999 sale of North Cabot Industrial Park.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


May 5, 1999
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Copley Properties Company III, Inc.



May 5, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.