Form 10-Q
period 1999-06-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1999-08-06
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended June 30, 1999                   Commission File Number 0-14052


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

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS


                                         June 30, 1999      December 31, 1998
                                          (Unaudited)           (Audited)

                                       -----------------    -----------------
ASSETS

Real estate investments:
       Property, net                        $  6,093,602         $  6,156,334
       Property held for
              Disposition, net                         -            1,197,305
                                            ------------         ------------
                                               6,093,602            7,353,639


Cash and cash equivalents                      1,533,165            1,952,504
                                            ------------         ------------
                                            $  7,626,767         $  9,306,143
                                            ============         ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     82,837         $     87,947
Accrued management fee                            14,968               21,939
                                            ------------         ------------
Total liabilities                                 97,805         $    109,886
                                            ------------         ------------

Partners' capital:
       Limited partners ($194.42 and
         $231.54 per unit, respectively;
         75,000 units authorized, 68,414
         units issued and outstanding)         7,520,030            9,196,048
       General partners                            8,932                  209
                                            ------------         ------------
Total partners' capital                        7,528,962            9,196,257
                                            ------------         ------------
                                            $  7,626,767         $  9,306,143
                                            ============         ============


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                     Three Months Ended      Six Months Ended       Three Months Ended       Six Months Ended
                                        June 30, 1999          June 30, 1999           June 30, 1998          June 30  ,1998
                                       --------------        ----------------         --------------          --------------
INVESTMENT ACTIVITY

Property rentals                       $        277,573       $       594,440           $      323,224        $       647,947
Property operating expenses                     (60,689)             (163,384)                 (78,346)              (139,908)
Depreciation and amortization                   (56,038)             (123,690)                 (75,325)              (151,422)
                                       ----------------      ----------------         ----------------        ---------------
                                                160,846               307,366                  169,553                356,617

Joint venture earnings                                -                     -                  227,806                552,679

Amortization                                          -                     -                   (1,569)                (3,138)
                                       ----------------      ----------------         ----------------        ---------------
     Total real estate operations               160,846               307,366                  395,790                906,158

Gain on sale of property                              -             1,509,931                        -                      -
                                       ----------------      ----------------         ----------------        ---------------
     Total real estate activity                 160,846             1,817,297                  395,790                906,158

Interest on cash equivalents
     and short-term investments                  39,710                61,965                   33,071                 66,110
                                       ----------------      ----------------         ----------------        ---------------
     Total investment activity                  200,556             1,879,262                  428,861                972,268
                                       ----------------      ----------------         ----------------        ---------------

Portfolio Expenses

General and administrative                       60,271               145,252                   51,635                108,288
Management fee                                   14,968                71,216                   45,655                 91,310
                                       ----------------      ----------------         ----------------        ---------------
                                                 75,239               216,468                   97,290                199,598
                                       ----------------      ----------------         ----------------        ---------------
Net Income                             $        125,317       $     1,662,794           $      331,571        $       772,670
                                       ================      ================         ================        ===============

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


Net income per limited partnership
     unit                                   $      1.81           $     24.06              $      4.80           $      11.18
                                            ===========           ===========              ===========           ============
Cash distributions per
     limited partnership unit               $     45.35           $     48.56              $      6.68           $      13.36
                                            ===========           ===========              ===========           ============

Number of limited partnership
     units outstanding during the perio          68,414                68,414                   68,414                 68,414
                                            ===========           ===========              ===========           ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                               Three Months Ended                   Six Months Ended                       Three Months Ended
                                  June 30, 1999                       June 30, 1999                           June 30, 1998
                               -------------------                  ----------------                       ------------------

                             General           Limited          General             Limited           General           Limited
                            Partners          Partners         Partners            Partners          Partners          Partners
                           ----------        ----------       ----------          ----------        ----------        ----------
Balance at
beginning of
period                     $   13,366       $ 10,498,541      $      209        $    9,196,048      $  (57,715)      $ 20,838,820

Cash
distributions                  (5,687)        (3,102,575)         (7,905)           (3,322,184)         (4,616)          (457,006)

Net income                      1,253            124,064          16,628             1,646,166           3,316            328,255
                           ----------       ------------      ----------        --------------      ----------       ------------

Balance at
end of period              $    8,932       $  7,520,030      $    8,932        $    7,520,030      $  (59,015)      $ 20,710,069
                           ==========       ============      ==========        ==============      ==========       ============


                                 Six Months Ended
                                  June 30, 1998
                                 ---------------

                             General            Limited
                            Partners           Partners
                           ----------         ----------
Balance at
beginning of
period                     $  (57,510)       $ 20,859,138

Cash
distributions                  (9,232)           (914,012)

Net income                      7,727             764,943
                           ----------        ------------

Balance at
end of period              $  (59,015)       $ 20,710,069
                           ==========        ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Six Months Ended June 30,
                                                                             ----------------------------------
                                                                                1999                    1998
                                                                             ----------              ----------
Net cash provided by operating activities                                   $    276,126            $  1,297,236
                                                                            ------------            ------------

Cash flows from investing activities:
       Net proceeds from sale of property                                      2,639,445                       -
       Capital expenditures on owned property                                     (4,821)                 (7,714)
       Decrease in short-term
              investments, net                                                         -                 931,125
                                                                            ------------            ------------
                 Net cash provided by
                 investing activities                                          2,634,624                 923,411
                                                                            ------------            ------------

Cash flows from financing activity:
       Distributions to partners                                              (3,330,089)               (923,244)
                                                                            ------------            ------------

                 Net increase (decrease) in
                 cash and cash equivalents                                      (419,339)              1,297,403

Cash and cash equivalents:
       Beginning of period                                                     1,952,504               1,645,244
                                                                            ------------            ------------

       End of period                                                        $  1,533,165            $  2,942,647
                                                                            ============            ============


Non-cash transaction:

Effective January 1, 1998, the Partnership's joint venture investment in 270 Technology Park was converted to a wholly-owned property. The carrying value of this investment at conversion was $6,162,959.

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and six months ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to unaudited financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985 and acquired the one investment it currently owns prior to the end of 1988. The Partnership intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. ("AEW") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The 270 Technology Park joint venture was restructured to a wholly-owned property effective January 1, 1998 (See Note 3).

     The following summarized financial information is presented for one the Bayberry venture which was sold on August 7, 1998.

                                                                Results of Operations
                                                        --------------------------------------

                                                                Six Months ended June 30,
                                                        --------------------------------------
                                                            1999                       1998
                                                            ----                       ----
Revenue
     Rental income                                      $          -             $   1,204,840
     Other                                                         -                     2,386
                                                        ------------             -------------
                                                                   -                 1,207,226
                                                        ------------             -------------
Expenses
     Operating expenses                                            -                   484,673
     Depreciation and amortization                                 -                   169,874
                                                        ------------             -------------
                                                                   -                   654,547
                                                        ------------             -------------
     Net income                                         $          -             $     552,679
                                                        ============             =============

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     Expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint venture.

NOTE 3 - PROPERTY
-----------------

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

     North Cabot Industrial Park (formerly Marathon/Hayward)
     -------------------------------------------------------

     In September 1985, the Partnership acquired land in Hayward, California, for $786,130 and leased it back to the seller. The Partnership also made a nonrecourse permanent mortgage loan of $2,663,870 to the ground lessee to finance the two research and development buildings located on the land.

     On November 15, 1994, the Partnership restructured this ground lease/mortgage loan investment into a wholly-owned property, due to the inability of the ground lessee/mortgagor to meet its financial obligations. The Partnership received $85,000 in settlement of the guaranty that had been provided by principals of the ground lessee. The Partnership obtained title to the improvements on the land and to certain other operating assets in full satisfaction of the related mortgage loan and obligations under the ground lease, and in consideration of the assumption by the Partnership of certain operating liabilities. The carrying value of the ground lease/mortgage loan investment as of the date of restructuring was allocated to land, buildings and net operating assets.

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

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

         The following is a summary of the Partnership's investment in property (one at June 30, 1999, and two at December 31, 1998):

                                                       June 30, 1999              December 31, 1998
                                                    ----------------              -----------------
     Land                                               $    215,404                  $     215,404
     Buildings and improvements                            5,658,212                      5,653,391
     Accumulated depreciation
         and amortization                                   (249,824)                      (156,156)
     Net operating assets                                    469,810                        443,695
     Property held for disposition                                 -                      1,197,305
                                                    ----------------              -----------------
                                                        $  6,093,602                  $   7,353,639
                                                    ================              =================

NOTE 4 - SUBSEQUENT EVENT
-------------------------

         Distributions of cash from operations relating to the quarter ended June 30, 1999 were made on July 29, 1999 in the aggregate amount of $151,340 ($2.19 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

         The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994, and one of which was sold in each of 1998 and 1999. As a result of the sales and similar transactions, capital of $55,112,950 ($805.58 per limited partnership unit) has been returned to the limited partners through June 30, 1999.

         At June 30, 1999, the Partnership had $1,533,165 in cash and cash equivalents, of which $151,340 was used for operating cash distributions to partners on July 29, 1999; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's remaining real estate investment and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 1999 were made at the annualized rate of 4.25% on the adjusted capital contribution of $231.54 per limited partnership unit and the weighted average adjusted capital contribution of $205.97 per limited partnership unit, respectively. Distributions of cash from operations for the first two quarters of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution of $485.54 per limited partnership unit. The distribution rate was lower in 1999 primarily due to the sale of investments in 1998 and 1999 and the consequent reduction in cash flow.

         The carrying value of real estate investments in the financial statements at June 30, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1999, the appraised value of the Partnership's remaining real estate investment exceeded its related carrying value by approximately $660,000. The current appraised value of the real estate investment has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

AEW Capital Management that:
    . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

    . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

    . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

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

    The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

Results of Operations
---------------------

         Form of Real Estate Investments

         North Cabot Industrial Park, which was sold in March 1999, was a wholly-owned property. Effective January 1, 1998, 270 Technology Park was converted to a wholly-owned property; it was previously structured as a joint venture with a real estate management/development firm. The Bayberry Apartments investment, which was sold in August 1998, was structured as a joint venture with a real estate management/development firm.

         Operating Factors

         The North Cabot Industrial Park was sold on March 18, 1999, and the Partnership recognized a gain of $1,509,931. Occupancy at North Cabot Industrial Park was 92% at the time of the sale. At June 30, 1998, the property was 86% occupied.

         Occupancy at 270 Technology Park increased to 100% during the second quarter of 1999, up from 97% during the second quarter of 1998.

         As previously discussed, the Bayberry Apartments investment was sold on August 7, 1998, and the Partnership recognized a gain of $6,391,800. At the time of the sale, the Bayberry Apartments was 95% leased. At June 30, 1998 it was 95% leased.

         Investment Results

         Interest on cash equivalents and short-term investments for the three and six months ended June 30, 1999, was $39,710 and $61,965, respectively, compared to $33,071 and $66,110 for the same periods in 1998. The increase of approximately

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

$6,600 or 20% for the respective three month periods is primarily due to higher average investment balances in 1999 as a result of the receipt of the North Cabot

Industrial Park sale proceeds. The decrease of approximately $4,100 or 6% for the respective six month periods is primarily due to lower average investment balances as a result of the distributions related to the sale of Bayberry Apartments in August 1998 and the sale of North Cabot Industrial Park in March 1999.

         For the three and six months ended June 30, 1999, operating results from real estate operations were $160,846 and $307,366, respectively, compared to $395,790 and $906,158 for the comparable periods in 1998. The decreases of $234,944 and $598,792 for the comparative three and six month periods are primarily due to no joint venture earnings as a result of the sale of Bayberry Apartments in August 1998 and lower property operating results as a result of the North Cabot Industrial Park sale in March 1999.

         Cash flow from operations decreased by approximately $1,021,000 between the two six-month periods. The decrease is primarily due to the decrease in operating activity as a result of the sales discussed above, a decrease in property working capital and an increase in deferred leasing costs.

         Portfolio Expenses

         The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees.

         For the three and six months ended June 30, 1999, management fees were $14,968 and $71,216, respectively, compared to $45,655 and $91,310 for the comparable periods in 1998. The decreases in management fees for the respective three and six month periods are due to lower operational cash distributions as a result of the sales of Bayberry Apartments in 1998 and North Cabot Industrial Park in 1999.

         General and administrative expenses for the three and six months ended June 30, 1999 were $60,271 and $145,252, respectively, compared to $51,635 and $108,288 for the same periods in 1998. The increases of approximately $8,600 or 17% and $37,000 or 34% for the three and six month periods, respectively, are primarily due to increases in state taxes, accounting fees and investor servicing fees due to sales.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

              a.    Exhibits:  (27) Financial Data Schedule

              b. Reports on Form 8-K: During the quarter ended June 30, 1999, one Current Report on Form 8-K was filed on April 2, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the March 18, 1999 sale of North Cabot Industrial Park.

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


                            NEW ENGLAND LIFE PENSION PROPERTIES III;
                            A REAL ESTATE LIMITED PARTNERSHIP
                            (Registrant)


August 6, 1999
                            /s/ Alison Husid Cutler
                            -------------------------------
                            Alison Husid Cutler
                            President, Chief Executive Officer and Director of Managing General Partner,
                            Copley Properties Company III, Inc.




August 6, 1999
                            /s/ Karin J. Lagerlund
                            --------------------------------
                            Karin J. Lagerlund
                            Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.