Form 10-Q
period 1999-09-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 1999-11-12
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended September 30, 1999              Commission File Number 0-14052


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

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                  September 30, 1999     December 31, 1998
                                                      (Unaudited)            (Audited)
                                                  ------------------     -----------------
ASSETS

Real estate investments:
   Property, net                                       6,108,389               6,156,334
   Property held for disposition,
   net                                                        --               1,197,305
                                                      ----------              ----------
                                                       6,108,389               7,353,639

Cash and cash equivalents                              1,556,725               1,952,504
                                                      ----------              ----------
                                                      $7,665,114              $9,306,143
                                                      ==========              ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      $  114,614              $   87,947
Accrued management fee                                    53,583                  21,939
                                                      ----------              ----------
Total liabilities                                        168,197                 109,886
                                                      ----------              ----------

Partners' capital:
    Limited partners ($194.42 and $231.54
      per unit, respectively; 75,000 units
      authorized, 68,414 units issued and
      outstanding)                                     7,488,305               9,196,048
    General partners                                       8,612                     209
                                                      ----------              ----------
Total partners' capital                                7,496,917               9,196,257
                                                      ----------              ----------

                                                      $7,665,114              $9,306,143
                                                      ==========              ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                  Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                  September 30, 1999   September 30, 1999   September 30, 1998   September 30, 1998
                                  ------------------   ------------------   ------------------   ------------------
Investment Activity

Property rentals                            $299,269           $  893,709           $  297,369           $  945,316
Property operating expenses                  (42,444)            (205,828)             (65,705)            (205,613)
Depreciation and amortization                (56,037)            (179,727)             (73,660)            (225,082)
                                            --------           ----------           ----------           ----------
                                             200,788              508,154              158,004              514,621

Joint venture earnings                            --                   --               45,257              597,936
Amortization                                      --                   --                   --               (3,138)
                                            --------           ----------           ----------           ----------
  Total real estate operations               200,788              508,154              203,261            1,109,419

Gain on sale of Joint Venture                     --            1,509,931            5,869,421            5,869,421
                                            --------           ----------           ----------           ----------
  Total real estate activity                 200,788            2,018,085            6,072,682            6,978,840

Interest on cash equivalents
  and short-term investments                  10,256               72,221               74,588              140,698
                                            --------           ----------           ----------           ----------
  Total investment activity                  211,044            2,090,306            6,147,270            7,119,538
                                            --------           ----------           ----------           ----------
Portfolio Expenses

General and administrative                    38,166              183,418               55,018              163,306
Management fee                                53,583              124,799               36,565              127,875
                                            --------           ----------           ----------           ----------
                                              91,749              308,217               91,583              291,181
                                            --------           ----------           ----------           ----------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Net Income                                  $119,295           $1,782,089           $6,055,687           $6,828,357
                                            ========           ==========           ==========           ==========

Net income per limited partnership
  unit                                      $   1.73           $    25.79           $    87.63           $    98.81
                                            ========           ==========           ==========           ==========

Cash distributions per
  limited partnership unit                  $   2.19           $    50.75           $   254.68           $   268.04
                                            ========           ==========           ==========           ==========

Number of limited partnership
  units outstanding during the period         68,414               68,414               68,414               68,414
                                            ========           ==========           ==========           ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                   Three Months Ended      Nine Months Ended      Three Months Ended        Nine Months Ended
                                   September 30, 1999      September 30, 1999     September 30, 1998        September 30, 1998
                                   ------------------      ------------------     ------------------        ------------------

                                  General     Limited     General     Limited    General      Limited     General     Limited
                                  Partners    Partners    Partners    Partners   Partners     Partners    Partners    Partners
                                  --------   ----------   --------  -----------  --------   ------------  --------   -----------
Balance at
beginning of
period                            $ 8,932    $7,520,030   $   209   $ 9,196,048  $(59,015)  $ 20,710,069  $(57,510) $ 20,859,138


Cash
distributions                      (1,513)     (149,827)   (9,418)   (3,472,011)   (4,616)   (17,423,678)  (13,848)  (18,337,690)


Net income                          1,193       118,102    17,821     1,764,268    60,557      5,995,130    68,284     6,760,073
                                  -------    ----------   -------   -----------  --------   ------------  --------  ------------

Balance at
end of period                     $ 8,612    $7,488,305   $ 8,612   $ 7,488,305  $ (3,074)  $  9,281,521  $ (3,074) $  9,281,521
                                  =======    ==========   =======   ===========  ========   ============  ========  ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   1999                1998
                                               -----------         -----------
Net cash provided by operating activities      $   451,026        $  1,374,077
                                               -----------        ------------

Cash flows from investing activities:
    Investment in property                          (4,821)            (29,788)
    Net proceeds from sale of joint venture      2,639,445          16,475,000
    Deferred disposition fees                           --             510,000
    Decrease in short-term
         investments, net                               --             931,125
                                               -----------        ------------
            Net cash provided by
            investing activities                 2,634,624          17,886,337
                                               -----------        ------------

Cash flows from financing activity:
    Distributions to partners                   (3,481,429)        (18,351,538)
                                               -----------        ------------

            Net increase (decrease) in
            cash and cash equivalents             (395,779)            908,876

Cash and cash equivalents:
    Beginning of period                          1,952,504           1,645,244
                                               -----------        ------------

    End of period                              $ 1,556,725        $  2,554,120
                                               ===========        ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to audited financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented for the Bayberry joint venture whose property was sold on August 7, 1998.

                             Results of Operations
                          ---------------------------

                                   Nine Months ended September 30,
                                   -------------------------------
                                       1999               1998
                                   ------------       ------------
Revenue
  Rental income                    $          -         $1,444,843
  Other                                       -              3,862
                                   ------------         ----------
                                              -          1,448,705
                                   ------------         ----------
Expenses
  Operating expenses                          -            638,983
  Depreciation and amortization               -            198,186
                                   ------------         ----------
                                              -            837,169
                                   ------------         ----------
  Net income                       $          -         $  611,536
                                   ============         ==========

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

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     The following is a summary of the Partnership's investment in property (one at September 30, 1999, and two at December 31, 1998):

                                   September 30, 1999       December 31, 1998
                                   ------------------       ------------------

  Land                                  $  215,404               $  215,404
  Buildings and improvements             5,658,212                5,653,391
  Accumulated depreciation
     and amortization                     (296,657)                (156,156)
  Net operating assets                     531,430                  443,695
  Property held for disposition                  -                1,197,305
                                        ----------               ----------
                                        $6,108,389               $7,353,639
                                        ==========               ==========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1999 were made on October 28, 1999 in the aggregate amount of $143,047 ($2.07 per limited partnership unit). In addition, two special distributions were also made on October 28, 1999: a distribution from operating cash flow previously held in reserves totaling $398,736 ($5.77 per limited partnership unit) and a special capital distribution, from unallocated sales reserves, in the amount of $740,239 ($10.82 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994, and one of which was sold in each of 1998 and 1999. As a result of the sales and similar transactions, capital of $55,112,950 ($805.58 per limited partnership unit) has been returned to the limited partners through September 30, 1999.

     At September 30, 1999, the Partnership had $1,556,725 in cash and cash equivalents, of which $541,783 was used for operating cash distributions, and $740,239 was used for capital distributions to partners on October 28, 1999; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's last remaining real estate investment and invested cash and cash equivalents. Distributions of cash from operations for the first, second and third quarters of 1999 were made at the annualized rate of 4.25% on the adjusted capital contribution of $231.54, the weighted average adjusted capital contribution of $205.97 and the adjusted capital contribution of $194.42 per limited partnership unit, respectively. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 5.5% on the adjusted capital contribution of $485.54. Distributions of cash from operations relating to the third quarter of 1998 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution of $389.10. The distribution rate was lower in 1999 primarily due to the sale of investments in 1998 and 1999 and the consequent reduction in cash flow.

     The carrying value of real estate investments in the financial statements at September 30, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1999, the appraised value of the Partnership's remaining real estate investment exceeded its related carrying value by approximately $650,000. The current appraised value of the real estate investment has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

     . AEW Capital Management believes it is ready for Year 2000. AEW Capital Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

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

     Operating Factors

     The North Cabot Industrial Park was sold on March 18, 1999, and the Partnership recognized a gain of $1,509,931. Occupancy at North Cabot Industrial Park was 92% at the time of the sale. At September 30, 1998, the property was also 92% occupied.

     Occupancy at 270 Technology Park decreased to 95% during the third quarter of 1999, down from 100% during the third quarter of 1998.

     The Bayberry Apartments investment was sold on August 7, 1998, and the Partnership recognized a gain of $6,391,800. At the time of the sale, the Bayberry Apartments was 95% leased.

     Investment Results

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1999, was $10,256 and $72,221, respectively, compared to $74,588 and $140,698 for the same periods in 1998. The decreases of approximately $64,000 or 86% and $68,000 or 49% for the respective three and nine month periods are primarily due to lower average investment balances in 1999 as a result of the sale of Bayberry Apartments in August 1998 and the sale of North Cabot Industrial Park in March 1999.

     For the three and nine months ended September 30, 1999, operating results from real estate operations were $200,788 and $508,154, respectively, compared to $203,261 and $1,109,419 for the comparable periods in 1998. The decreases of $2,473 and $601,265 for the comparative three and nine month periods are primarily due to no joint venture earnings as a result of the sale of Bayberry Apartments in August 1998 and lower property operating results as a result of the North Cabot Industrial Park sale in March 1999. Partially offsetting this decrease is improved operating performance at 270 Technology Park for the three months ended September 30, 1999 as a result of higher rental rates and higher recovery income.

     Cash flow from operations decreased by approximately $923,000 between the respective nine-month periods. The decrease is primarily due to the decrease in operating activity as a result of the sales discussed above.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     For the three and nine months ended September 30, 1999, management fees were $53,583 and $124,799, respectively, compared to $36,565 and $127,875 for the comparable periods in 1998. The increase in management fees between the three month periods is due to a special operational cash distribution from cash previously held in reserves which was made on October 28, 1999. The decrease in management fees for the nine month periods is due to lower operational cash distributions as a result of the sales of Bayberry Apartments in 1998 and North Cabot Industrial Park in 1999.

     General and administrative expenses for the three and nine months ended September 30, 1999 were $38,166 and $183,418, respectively, compared to $55,018 and $163,306 for the same periods in 1998. The decrease of approximately $17,000 or 31% for the respective three month periods is primarily due to higher servicing agent fees and out of pocket expenses incurred during the third quarter of 1998. The increase of approximately $20,000 or 12% for the respective nine month periods is primarily due to increases in state taxes, accounting fees and investor servicing fees due to sales.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------

Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

               a.   Exhibits: (27) Financial Data Schedule

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)

November 11, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Copley Properties Company III, Inc.

November 11, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting Officer of Managing General Partner,
                                Copley Properties Company III, Inc.