Form 10-K
period 1999-12-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 2000-03-29
CIK 757221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-14052

                               -------------------

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

                             Yes |X|           No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      No voting stock is held by nonaffiliates of the Registrant.

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

         As of December 31, 1999, the Partnership held in the real property investment described below. Additionally, the Partnership sold eight other real estate investments between 1987 and 1998. The principal terms of these sales are set forth in the following table:

    Investment         Month/Year of Sale        Net Sale Proceeds         Distribution/Unit(1)        Distribution
                                                                                                       Month/Year
Investment Four                 12/87                 $15,771,830                 $17.86                   1/88
Investment Five                  9/88                  $3,002,643                 $36.00                  10/88
Investment Six                   3/89                 $10,943,495                $150.00                   4/89
Investment Seven                 2/92                  $7,724,589                $102.00                   4/92
Investment Eight(2)             12/92                 $11,600,183                $170.00                   1/93
Investment Nine                 12/93                  $2,161,552                 $31.00                   1/94
Investment Ten                   8/98                 $16,985,000                $248.00                   8/98
Investment Eleven                3/99                  $2,639,445                 $37.12                   4/99

      In the opinion of the Managing General Partner, the properties are adequately covered by insurance.

----------
(1) In October 1996, October 1998 and October 1999, additional distributions of $7.60, $6.00 and $10.82 per Unit, respectively, were made, representing proceeds from several prior sales which were being held in working capital reserves.
(2)These sale proceeds represent the proceeds received by the Partnership when two mortgage loans made by the Partnership were paid off and the investment was liquidated.

      A. Light Industrial Facility in Hayward, California ("North Cabot Industrial Park").

      The Partnership owned a 3.8-acre parcel of land in Hayward, California, which it acquired in 1985 for $786,130 and leased back to the seller. In addition, the Partnership also made a loan to the ground lessee in the amount of $2,663,870. Two single-story research and development buildings containing an aggregate of approximately 51,089 square feet of space are situated on the land. These buildings were 92% leased at the time of sale, discussed below.

      The Partnership entered into a ground lease with the seller which had a term of 60 years. On November 15, 1994, the Partnership obtained fee simple title to this property because the ground lessee defaulted on its obligations.

      The North Cabot Industrial Park was sold on March 18, 1999, and the Partnership received net proceeds totaling $2,639,445. On April 29, 1999 the Partnership made a capital distribution of $2,539,528 ($37.12 per Limited Partnership Unit) from the proceeds of the sale.

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

      On January 1, 1988, the Partnership converted this investment to a joint venture in which it has a 50% interest. The Partnership contributed the land and funds to retire the mortgage debt. In addition, the Partnership contributed an additional $260,000 of capital. The Partnership is entitled to receive a 10.5% per annum preferred return on its invested capital payable currently, and 50% of remaining cash flow and of sale and refinancing proceeds after return of its equity. The preferred return may accrue if sufficient cash flow is not available therefor. Effective January 1, 1998, ownership of the joint venture was restructured to give the Partnership full control over the business of the joint venture.

      As of December 31, 1999, the buildings were 98% leased.

Item 2. Properties.

      The following table sets forth the annual realty taxes for the Partnership's last remaining property and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Annual
                                 Estimated       Number of                                          Contract
                                   2000       Tenants with 10%    Name(s) of      Square Feet of      Rent            Lease
             Property           Realty Taxes   or More of GLA      Tenant(s)       Each Tenant    Per Square Foot   Expiration
---------------------------------------------------------------------------------------------------------------------------------
R&D Buildings in Frederick, MD    $77,756           4              Sac-Tec            15,000         $13.25         March, 2000
                                                                Abbie Business        13,209         $10.76         August, 2001
                                                                   School
                                                                   Bechtel            15,591         $10.76         May, 2001
                                                                Horizon Cellular      10,111         $12.13        October, 2001
                                                                  Telephone
---------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                  Renewal             Line of Business
             Property             Options           of Principal Tenants
--------------------------------------------------------------------------------
R&D Buildings in Frederick, MD  Two 3 Year Options         Defense
                                Two 5 Year Options    Business School

                                      None           Engineering/Design
                                Two 5 Year Options  Cellular Communications

--------------------------------------------------------------------------------

      The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's last remaining property:

------------------------------------------------------------------------------------------
                                  Gross Leasable   Year-End      Rental      Net Effective
             PROPERTY                 Area         Occupancy    Revenue     Rent($/sf/yr)*
                                                               Recognized
------------------------------------------------------------------------------------------

R&D Buildings in Frederick, MD
                  1995               86,169           98%       $968,980        $11.56
                  1996               86,169           98%       $976,011        $11.56
                  1997               86,169           98%       $924,087        $11.95
                  1998               86,169           95%       $988,950        $11.62
                  1999               86,169           98%     $1,105,848        $13.20
------------------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective year.
                                            5

      Following is a schedule of lease expirations for each of the next ten years for the Partnership's last remaining property:

------------------------------------------------------------------------------------------
                               TENANT AGING REPORT
------------------------------------------------------------------------------------------
                  Property          # of Lease     Total       Total      Percentage of
                                    Expirations    Square      Annual     Gross Annual
                                                   Feet        Rental       Rental*
------------------------------------------------------------------------------------------
R&D Buildings in Frederick, MD
                    2000                 1         15,000      $198,750       23.3%
                    2001                 7         43,624      $489,092       57.4%
                    2002                 1          2,256       $28,200       3.3%
                    2003                 1          8,511      $100,345       11.8%
                    2004                 0              0            $0        0%
                    2005                 1          2,555        35,540       4.2%
                    2006                 0              0            $0        0%
                    2007                 0              0            $0        0%
                    2008                 0              0            $0        0%
                    2009                 0              0            $0        0%
------------------------------------------------------------------------------------------

* Does not include expenses paid by tenants.
                                              6

      The following information sets forth for the Partnership's last remaining property the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

---------------------------------------------------------------------------------------------------------
                                                            Rate of                Life      Accumulated
             Entity / Property                Tax Basis   Depreciation   Method  in years    Depreciation

---------------------------------------------------------------------------------------------------------

Research and Development/Office Buildings
Frederick, Maryland.
------------------------------------------
Buildings                                    $ 6,080,008     3.18%         SL       31.5     $2,280,373
Improvements                                     428,505     2.56%         SL        39          43,983
                                                 -------                                         ------
Total Depreciable Assets                      $6,508,513                                    $ 2,324,356

Total Depreciable Assets                      $6,508,513                                     $3,324,356
                                              ==========                                     ==========
---------------------------------------------------------------------------------------------------------

SL= Straight Line

      Following is information regarding the competitive market conditions for the Partnership's last remaining property. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

R&D/Office Buildings in Frederick, MD

The Frederick R&D market contains approximately 5 million square feet of office and r&d space with a vacancy hovering around 9%. The more competitive and narrower submarket for 270 Technology Park includes approximately 40 buildings in 2.3 million square feet with a reported vacancy of 11%. Current market rents range from $9.50 to $11.25 per square foot NNN for R&D and $10.00 to $13.30 per square foot NNN for office deals. This represents a 5-7% increase over levels one year ago primarily due to the strong absorption of space and land for build to suit projects.

By far the project which has had the most significant impact on our asset is the Bechtel 400-500,000 square feet build to suit, as Bechtel vacated over 35,000 square feet in MORF III & MORF VI. Other build to suit projects under development include MCI (50,000 square feet at 270 Technology Park) and First Nationwide (35,000 square feet at MIE).

Item 3. Legal Proceedings.

      The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings. A Joint Venture in which the partnership holds an interest has received judgements against two former tenants for defaults under leases. See Item 1.C.

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

      As of December 31, 1999, there were 10,412 holders of Units.

      The Partnership's Amended and Restated Agreement of Limited Partnership dated July 15, 1985, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1999, cash distributions paid in 1999 or distributed after year-end with respect to 1999 to the Limited Partners as a group totaled $4,664,467, including $2,539,528 ($37.12 per Limited Partnership Unit) from the proceeds of a property sale and $740,239 ($10.82 per Limited Partnership Unit) from reserves established from the proceeds of previous sales. Cash distributions exceeded net income in 1999 and, therefore, resulted in a reduction of partners' capital. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.

                     For Year      For Year     For Year      For Year      For Year
                      Ended         Ended        Ended         Ended         Ended
                     or as of      or as of     or as of      or as of      or as of
                     12/31/99      12/31/98     12/31/97      12/31/96      12/31/95
                     --------      --------     --------      --------      --------

Revenues          $ 2,756,215   $ 8,472,836   $ 1,942,159   $ 1,961,564   $ 1,912,590
Net Income        $ 1,715,845   $ 7,526,363   $ 1,310,288   $ 1,313,894   $ 1,287,403

Net Income
per Limited
Partnership
Unit              $     24.83   $    108.91   $     18.96   $     19.01   $     18.63

Total Assets      $ 6,243,521   $ 9,306,143   $20,946,631   $21,459,173   $22,871,014

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
such year         $     68.18   $    275.92   $     26.72   $     39.91   $     24.64
                  -----------   -----------   -----------   -----------   -----------

See financial statements for description of significant transactions.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made the real estate investments described in Item 1 herein, six of which were sold prior to 1994 and one of which was sold in each of 1998 and 1999. As a result of the sales and similar transactions, capital of $55,853,190 ($816.40 per Limited Partnership Unit) has been returned to the limited partners through December 31, 1999.

      On March 18, 1999, the North Cabot Industrial Park investment was sold to an unaffiliated third party (the "Buyer") for gross proceeds of $2,800,000. The Partnership received net proceeds of $2,639,445, after closing costs and recognized a gain of $1,509,931 ($21.85 per Limited Partnership Unit). On April 29, 1999, the Partnership made a capital distribution of $2,539,528 ($37.12 per Limited Partnership Unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $194.42 per Limited Partnership Unit.

      On October 28, 1999, the Partnership made a special capital distribution from prior sale proceeds held in reserves in the amount of $740,239 ($10.82 per Limited Partnership Unit). This distribution further reduced the adjusted capital contribution to $183.60 per Limited Partnership Unit.

      At December 31, 1999, the Partnership had $324,989 in cash and cash equivalents, of which $136,828 was used for operating cash distributions to partners on January 27, 2000; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first, second, third and fourth quarters of 1999 were made at the annualized rate of 4.25% on the adjusted capital contribution of $231.54, the weighted average adjusted capital contribution of $205.97 per Limited Partnership Unit, the weighted average adjusted capital contribution of $194.42 per Limited Partnership Unit and the weighted average adjusted capital contribution of $186.78 per Limited Partnership Unit, respectively. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 5.5% on the adjusted capital contribution of $485.54 per Limited Partnership Unit. Distributions of cash from operations relating to the third and fourth quarters of 1998 were made at an annualized rate of 5.5% on the weighted average adjusted capital contribution per Limited Partnership Unit of $389.10 and $233.41, respectively. The distribution rate was lower in 1999 primarily due to the sale of investments in 1998 and 1999 and the consequent reduction in cash flow.

      The carrying value of real estate investments in the financial statements at December 31, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1999, the appraised value of the remaining real estate investment exceeded its related carrying value by approximately $1,300,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW Real Estate Advisors, Inc. ("AEW") and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

      Form of Real Estate Investments

      Effective November 15, 1994, North Cabot Industrial Park was converted to a wholly-owned property; it was previously structured as a ground lease with a mortgage loan to the ground lessee. The North Cabot Industrial Park was sold in March 1999. Effective January 1, 1998, 270 Technology Park was converted to a wholly-owned property; it was previously structured as a joint venture with a real estate management/development firm. The Bayberry Apartments investment, which was sold in August 1998, was structured as a joint venture with a real estate management/development firm.

      Operating Factors

      The North Cabot Industrial Park was sold on March 18, 1999, and the Partnership recognized a gain of $1,509,931. Occupancy at North Cabot Industrial Park was 92% at the time of the sale and at December 31, 1998. At December 31, 1997 occupancy was 100%.

      The Bayberry Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $5,881,800. At the time of the sale, the Bayberry Apartments was 95% leased compared to 93% at December 31, 1997.

      Occupancy at 270 Technology Park was 98% at December 31, 1999 compared to 95% and 98% at December 31, 1998 and 1997, respectively.

      Investment Results

1999 Compared to 1998

      Interest on cash equivalents and short-term investments decreased approximately $87,000 or 52% primarily due to lower average investment balances in 1999 as a result of the sale of Bayberry Apartments in August 1998 and the sale of North Cabot Industrial Park in March 1999.

      Real estate operating results were $504,297 and $1,321,142 in 1999 and 1998, respectively. The decrease of approximately $817,000 is primarily due to no joint venture earnings as a result of the sale of Bayberry Apartments in August 1998 and lower property operating results as a result of the North Cabot Industrial Park sale in March 1999. At 270 Technology Park, operating results increased, as a result of higher rental rates and an increase in recovery income. Partially offsetting these increases are higher bad debt expense and the subsequent legal costs associated with resolving the tenant issue.

      Cash from operations decreased by approximately $1,088,000 between 1999 and 1998. The decrease is primarily due to the decrease in operating activity as a result of the sales discussed above.

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

         1999 Compared to 1998

      The Partnership management fee decreased approximately $11,500 due to less operational cash available for distribution as a result of the sale of Bayberry Apartments in 1998 and North Cabot Industrial Park in 1999. General and administrative expenses increased by approximately $37,000 or 18% between the respective years primarily due to increases in state taxes, accounting fees and investor servicing fees due to sales.

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

      Inflation

      By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8. Financial Statements and Supplementary Data.

      The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statements and Financial Statement Schedules on page 19.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1999.

Name                   Position(s) with the Managing General Partner              Age
----                   ---------------------------------------------              ---

Alison Husid Cutler    President, Chief Executive Officer and Director              37
Pamela J. Herbst       Vice President and Director                                  44
J. Grant Monahon       Vice President and Director                                  54
James J. Finnegan      Vice President                                               39
Karin J. Lagerlund     Treasurer and Principal Financial and Accounting Officer     35

      (c)   Identification of Certain Significant Employees.

            None.

      (d)   Family Relationships.

            None.

      (e)   Business Experience.

      The Managing General Partner was incorporated in Massachusetts on November 1, 1984. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison Husid Cutler is a Portfolio Manager in AEW Institutional Real Estate Services, with responsibility for several real estate equity portfolios representing approximately $800 million in client capital. She has over 12 years of experience in real estate finance and investment management. Ms. Cutler joined the predecessor of AEW Capital Management, L.P. ("AEW Capital Management") in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Ms. Cutler worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst directs AEW Capital Management L.P.'s ("AEW Capital Management") Institutional Real Estate Services, with oversight responsibility for direct equity investing and the asset and portfolio management of existing core and core-plus commingled funds and separate accounts. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW Capital Management's Chief Operating Officer and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is the General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

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

      The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1999. Cash distributions to General Partners include amounts distributed after year end with respect to 1999.

                                                                      Amount of
                                                                    Compensation
                                                                        and
Receiving Entity                     Type of Compensation          Reimbursement
----------------                     --------------------          -------------

AEW Real Estate Advisors, Inc.       Management Fees and
                                     Reimbursement of Expenses         $ 150,332

General Partners                     Share of Distributable Cash          13,986

New England Securities Corporation   Servicing Fees and                   21,172
                                     Reimbursement of Expenses            ------

                                     TOTAL                             $ 185,493
                                                                       =========

      For the year ended December 31, 1999, the Partnership allocated $3,130 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.

      An affiliate of the Managing General Partner of the Partnership owned 803 Units as of December 31, 1999.

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

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

            (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, Financial Statements Index No. 2 and Financial Statements are filed as part of this Annual Report.

            (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

            (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

      (b) Reports on Form 8-K/A. The partnership filed one Current Report on Form 8-K/A dated December 7, 1999 reporting on Items No. 2 (Acquisition or Disposition of Assets) and No. 7 (Financial Statements and Exhibits), relating in both cases to the March 18, 1999 sale of North Cabot Industrial Park.

                    New England Life Pension Properties III;

                       A Real Estate Limited Partnership

                              Financial Statements

                                 * * * * * * *

                                December 31, 1999

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Accountants

Financial Statements:

      Balance Sheets - December 31, 1999 and 1998

      Statements of Operations - Years ended December 31, 1999, 1998 and 1997

      Statement of Partners' Capital (Deficit) - Years ended December 31, 1999, 1998 and 1997

      Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

      Notes to Financial Statements

Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated Depreciation at December 31,
      1999

        All other schedules are omitted because they are not applicable.

Report of Independent Accountants

To the Partners of New England Life Pension Properties III; A Real Estate Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of Copley Properties Company III, Inc., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------------
Boston, Massachusetts
March 21, 2000

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
                                                           December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------

Assets

Real estate investments:
   Property, net                                     $  5,918,532   $  6,156,334
   Property held for disposition, net                          --      1,197,305
                                                     ------------   ------------

                                                        5,918,532      7,353,639
Cash and cash equivalents                                 324,989      1,952,504
                                                     ------------   ------------

                                                     $  6,243,521   $  9,306,143
                                                     ============   ============

Liabilities and Partners' Capital

Accounts payable                                     $     81,339   $     87,947
Accrued management fee                                     13,532         21,939
                                                     ------------   ------------
Total liabilities                                          94,871        109,886
                                                     ------------   ------------

Partners' capital:
    Limited partners ($183.60 and $231.54 per
      unit, respectively; 75,000 units authorized,
      68,414 units issued and outstanding)              6,146,119      9,196,048
    General partners                                        2,531            209
                                                     ------------   ------------
Total partners' capital                                 6,148,650      9,196,257
                                                     ------------   ------------

                                                     $  6,243,521   $  9,306,143
                                                     ============   ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                              --------------------------------------------
                                                    1999           1998            1997
                                              ------------    ------------    ------------

Investment Activity

Property rentals                              $  1,165,510    $  1,294,563    $    267,791
Property operating expenses                       (424,157)       (295,874)        (79,665)
Depreciation and amortization                     (237,056)       (293,460)       (121,979)
                                              ------------    ------------    ------------
                                                   504,297         705,229          66,147

Joint venture earnings                                  --         619,051       1,551,569
Amortization                                            --          (3,138)         (9,464)
                                              ------------    ------------    ------------

   Total real estate operations                    504,297       1,321,142       1,608,252

Gain on sale of investment in joint venture             --       6,391,800
Gain on sale of property                         1,509,931              --              --
                                              ------------    ------------    ------------

 Total real estate activity                      2,014,228       7,712,942       1,608,252

Interest on cash equivalents
 and short-term investments                         80,774         167,422         122,799
                                              ------------    ------------    ------------

   Total investment activity                     2,095,002       7,880,364       1,731,051
                                              ------------    ------------    ------------

Portfolio Expenses

General and administrative                         240,825         204,187         238,143
Management fee                                     138,332         149,814         182,620
                                              ------------    ------------    ------------
                                                   379,157         354,001         420,763
                                              ------------    ------------    ------------

Net Income                                    $  1,715,845    $  7,526,363    $  1,310,288
                                              ============    ============    ============

Net income per limited
 partnership unit                             $      24.83    $     108.91    $      18.96
                                              ============    ============    ============

Cash distributions per limited
 partnership unit                             $      69.41    $     279.39    $      26.74
                                              ============    ============    ============

Number of limited partnership units
 outstanding during the year                        68,414          68,414          68,414
                                              ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                               Year ended December 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Cash flows from operating activities:
 Net income                                        $  1,715,845    $  7,526,363    $  1,310,288
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                      237,056         296,598         131,443
     Equity in joint venture net income                      --        (619,051)     (1,551,569)
     Cash distributions from joint ventures                  --       1,148,092       2,120,676
     Gain on sale of investment in joint venture             --      (6,391,800)             --
     Gain on sale of property                        (1,509,931)             --              --
     Increase in investment income
       receivable                                            --          15,711           1,278
     Increase in property deferred leasing costs        (38,266)        (78,894)        (14,794)
     Increase (decrease) in property
       working capital                                  120,538        (263,595)         (1,365)
     Increase (decrease) in liabilities                 (15,015)        (35,117)         25,039
                                                   ------------    ------------    ------------
       Net cash provided by operating activities        510,227       1,598,307       2,020,996
                                                   ------------    ------------    ------------

Cash flows from investing activities:
 Net proceeds from sale of real estate                2,639,445      16,985,000              --
 Capital expenditures on owned property                 (13,735)        (75,438)        (10,327)
 Decrease in short-term
  investments, net                                           --         931,125         221,552
                                                   ------------    ------------    ------------
        Net cash provided by investing
        activities                                    2,625,710      17,840,687         211,225
                                                   ------------    ------------    ------------

Cash flows from financing activity:
 Distributions to partners                           (4,763,452)    (19,131,734)     (1,847,869)
                                                   ------------    ------------    ------------
        Net cash used in financing activity          (4,763,452)    (19,131,734)     (1,847,869)
                                                   ------------    ------------    ------------

 Net increase (decrease) in cash
  and cash equivalents                               (1,627,515)        307,260         384,352

Cash and cash equivalents:
 Beginning of year                                    1,952,504       1,645,244       1,260,892
                                                   ------------    ------------    ------------

 End of year                                       $    324,989       1,952,504    $  1,645,244
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

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                                                                Year ended December 31,
                              --------------------------------------------------------------------------------------------
                                          1999                            1998                            1997
                                      ------------                    ------------                    ------------
                                 General        Limited         General         Limited         General         Limited
                                Partners        Partners        Partners        Partners        Partners        Partners
                              ------------    ------------    ------------    ------------    ------------    ------------
Balance at beginning
   of year                    $        209    $  9,196,048    $    (57,510)   $ 20,859,138    $    (52,135)   $ 21,391,344

Cash distributions                 (14,836)     (4,748,616)        (17,545)    (19,114,189)        (18,478)     (1,829,391)

Net income                          17,158       1,698,687          75,264       7,451,099          13,103       1,297,185
                              ------------    ------------    ------------    ------------    ------------    ------------

Balance at end
   of year                    $      2,531    $  6,146,119    $        209    $  9,196,048    $    (57,510)   $ 20,859,138
                              ============    ============    ============    ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

      General

      New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985, and acquired the investment it currently owns prior to the end of 1988. The Partnership intended to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner extended the holding period, having determined it to be in the best interest of the limited partners.

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

      At both December 31, 1999 and 1998, an affiliate of the Managing General Partner owned 803 units of limited partnership interest, which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

      Management

      AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 1999, $12,000 in 1998, and $13,000 in 1997).
Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees is subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. See further discussion in Note 2.

      New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $21,172, $19,489 and $18,315 in 1999, 1998 and 1997, respectively.


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

      Realizability of Real Estate Investments

      The Partnership considers a real estate investment, other than a mortgage loan, to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposal of the property. The impairment loss is based on the excess of the investments' carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Investments are considered to be held for disposition at the time management commits the Partnership to a plan to dispose of the investment.

      Cash Equivalents

      Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

      Deferred Disposition Fees

      According to the terms of the advisory contract, AEW is entitled to disposition fees related to sales of real estate investments. Payment of these fees, however, is contingent upon the limited partners' first receiving their capital, plus stipulated returns thereon. In light of the current value of the Partnership's remaining investment and the expectations for improvement over the Partnership's investment horizon, the Managing General Partner has determined that the likelihood of payment of these fees is remote. Accordingly, no disposition fees have been accrued in conjunction with the sale of the Partnership's investments.

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

      Segment Data

      Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment: investing in real estate properties which are domiciled in the United States of America.

NOTE 3 - REAL ESTATE JOINT VENTURES

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

      270 Technology Park

      Effective January 1, 1988, one of the Partnership's ground lease/mortgage loan investments was converted to a 50% ownership interest in a joint venture with an affiliate of Manekin Corporation. The venture owns and operates three research and development/office buildings in Frederick, Maryland. The Partnership was credited with a capital contribution of $5,960,000, an amount equal to the cost of the land plus the then outstanding principal on the mortgage loan. In addition, during 1988, the Partnership contributed cash of $260,000. The preferential return rate on the capital contributed is 10.50% per annum. Effective January 1, 1998, ownership of the joint venture was restructured to give the Partnership full control over the business of the joint venture. (See Note 4).

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

Summarized Financial Information

      The following summarized financial information is presented in the aggregate for the joint ventures:

                              Results of Operations

                                            Year ended December 31,
                                  ------------------------------------------
                                      1999           1998           1997
                                  ------------   ------------   ------------
Revenue
  Rental income                   $         --   $  1,444,678   $  3,204,670
  Other income                              --          3,862         36,252
                                  ------------   ------------   ------------
                                            --      1,448,540      3,240,922
                                  ------------   ------------   ------------

Expenses
  Operating expenses                        --        650,935      1,126,065
  Depreciation and amortization             --        198,187        563,288
                                  ------------   ------------   ------------
                                            --        849,122      1,689,353
                                  ------------   ------------   ------------
Net income                        $         --   $    599,418   $  1,551,569
                                  ============   ============   ============

      Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint ventures.

      Effective January 1, 1998, the 270 Technology Park joint venture was converted to a wholly-owned property. Accordingly, the 1998 amounts relate only to the Bayberry joint venture.

NOTE 4 - PROPERTY

      270 Technology Park

      Effective January 1, 1998, the management and control of the business and affairs of the 270 Technology Park joint venture, including the sale of the property, is vested soley in the Partnership through its 98% general partner interest in the joint venture. Accordingly, as of January 1, 1998, the investment has been accounted for as a wholly-owned property. The remaining 2% general partner interest is owned by NELLP III/MORF III Associates Limited Partnership, an entity in which the Partnership owns a 50% interest. The carrying value of the joint venture investment at conversion ($6,162,959) was allocated to land, building and improvements, and other net operating assets.

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

      The following is summary of the Partnership's investment in property (one at December 31, 1999; and two at December 31, 1998):

                                                           December 31,
                                                        1999            1998
                                                   ------------    ------------
       Land                                        $    215,404    $    215,404
       Buildings and improvements                     5,667,126       5,653,391
       Accumulated depreciation and amortization       (343,490)       (156,156)
       Net operating assets                             379,492         443,695
       Property held for disposition                         --       1,197,305
                                                   ------------    ------------
                                                   $  5,918,532    $  7,353,639
                                                   ============    ============

      During 1998, the Partnership, recognized $105,653 in net income from North Cabot Industrial Park, which was held for disposition at December 31, 1998.

      The minimum future rentals under non-cancelable operating leases are:
$797,677 in 2000; $461,515 in 2001; $160,290 in 2002; $105,327 in 2003 and
$39,391 in 2004.

NOTE 5 - INCOME TAXES

      The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                              Year ended December 31,
                                   --------------------------------------------
                                           1999            1998            1997
                                   ------------    ------------    ------------
Net income per financial
   statements                      $  1,715,845    $  7,526,363    $  1,310,288
Timing differences:
   Joint venture earnings               111,931         (14,989)       (154,870)
   Depreciation and amortization         (4,827)         31,269          85,777
   Expenses                                  --           3,139           3,188
   Gain (loss) on Sale                 (194,020)      3,938,614              --
                                   ------------    ------------    ------------
Taxable income                     $  1,628,929    $ 11,484,396    $  1,244,383
                                   ============    ============    ============

NOTE 6 - PARTNERS' CAPITAL

      Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sale transactions, the adjusted capital contribution per Limited Partnership Unit was reduced from $1,000 to $982.14 during 1987, to $946.14 during 1988, to $796.14 during 1989, to $694.14 during 1992, to $524.14 during 1993, to $493.14 during 1994, to $485.54 during 1996 to $231.54 during 1998 and to $183.60 during
1999. No capital distributions have been made to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.


NOTE 7 - SUBSEOUENT EVENT

      Distributions of cash from operations relating to the quarter ended December 31, 1999 were made on January 27, 2000 in the aggregate amount of $136,828 ($1.98 per Limited Partnership Unit).

                     NEW ENGLAND LIFE PENSION PROPERTIES III

                        A REAL ESTATE LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31,1999

                                             Initial Cost to                  Costs Capitalized
                                             the Partnership              Subsequent to Acquisition
                                      ------------------------------   --------------------------------

                                                Buildings &    Other   Carrying     Additions
Description                           Land     Improvements    (Net)    Costs    (Dispositions)   Other
-----------                           ----     ------------    -----    -----    --------------   -----

North Cabot Industrial Park
Converted to wholly-owned 11/14/94
An R & D building (51,089 sq. ft)
On 3.8 acres of land in             $347,772           $0         $0       $0       $1,052,749    $42,859
Hayward, California (See Note A)

270 Technology Park
Converted to wholly-owned 1/1/98    $215,404   $5,620,041   $327,514       $0          $78,263    $58,909
Park. Owner of three R&D
buildings (86,169 square feet)
situated on 8.3 acres of land
in Frederick, Maryland.

                                    -----------------------------------------------------------------------
  Total Wholly-Owned                $563,176   $5,620,041   $327,514       $0       $1,131,012   $101,768
                                    =======================================================================

                                                               Gross amount at which
                                                            Carried at Close of Period
                                     ----------------------------------------------------------------------
                                                                       Investment                                Accumulated
                                               Buildings &              Valuation                                 Depreciation
Description                          Land     Improvements     Other   Allowances   Dispositions      Total      & Amortization
-----------                          ----     ------------     -----   ----------   ------------      -----      --------------

North Cabot Industrial Park
Converted to wholly-owned 11/14/94
An R & D building (51,089 sq. ft)
On 3.8 acres of land in             $347,772   $1,052,749    $42,859      $0         ($1,443,380)           $0           N/A
Hayward, California (See Note A)

270 Technology Park
Converted to wholly-owned 1/1/98    $215,404   $5,698,304   $386,423      $0                  $0    $6,300,131     ($381,599)
Park. Owner of three R&D
buildings (86,169 square feet)
situated on 8.3 acres of land
in Frederick, Maryland.

                                    -----------------------------------------------------------------------------------------
  Total Wholly-Owned                $563,176   $6,751,053   $429,282      $0         ($1,443,380)   $6,300,131     ($381,599)
                                    =========================================================================================





                                      Date of         Date      Depreciable
Description                          Construction    Acquired      Life
-----------                          ------------    --------      ----

North Cabot Industrial Park
Converted to wholly-owned 11/14/94
An R & D building (51,089 sq. ft)
On 3.8 acres of land in                Completed      3/20/89     25 Years
Hayward, California (See Note A)

270 Technology Park
Converted to wholly-owned 1/1/98       Completed     08/27/1997   30 years
Park. Owner of three R&D
buildings (86,169 square feet)
situated on 8.3 acres of land
in Frederick, Maryland.


  Total Wholly-Owned


                    NEW ENGLAND LIFE PENSION PROPERTIES III

                             NOTE A TO SCHEDULE III

                                                                              1997                1997
                                         COST            CONVERSION TO     INVESTMENT         INCREASE IN            1997 CHANGE
                                         AS OF           WHOLLY-OWNED          IN               DEFERRED             IN PROPERTY
               DESCRIPTION             12/31/96            PROPERTY         PROPERTY          LEASING COSTS         WORKING CAPITAL
-----------------------------------  -----------------------------------------------------------------------------------------------
       North Cabot Industrial Park    $1,404,471                             $10,327             $14,794                ($14,248)
                                      ==========                             =======             =======                ========

                                                                              1998                1998
                                         COST            CONVERSION TO     INVESTMENT         INCREASE IN            1998 CHANGE
                                         AS OF           WHOLLY-OWNED          IN               DEFERRED             IN PROPERTY
               DESCRIPTION             12/31/97            PROPERTY         PROPERTY          LEASING COSTS         WORKING CAPITAL
-----------------------------------  -----------------------------------------------------------------------------------------------
      North Cabot Industrial Park     $1,415,344                             $10,910             $31,921                 $41,381

       270 Technology Park                     0          6,162,959           64,528              46,973                  38,030
------------------------------------------------------------------------------------------------------------------------------------
                                      $1,415,344         $6,162,959          $75,438             $78,894                 $79,411
====================================================================================================================================

                                                                              1999                1999
                                         COST            CONVERSION TO     INVESTMENT         INCREASE IN            1999 CHANGE
                                         AS OF           WHOLLY-OWNED          IN               DEFERRED             IN PROPERTY
               DESCRIPTION             12/31/98            PROPERTY         PROPERTY          LEASING COSTS         WORKING CAPITAL
-----------------------------------  -----------------------------------------------------------------------------------------------
     North Cabot Industrial Park      $1,499,556                                  $0                  $0                ($56,176)

       270 Technology Park             6,312,490                              13,735              38,266                 (64,360)
------------------------------------------------------------------------------------------------------------------------------------
                                       7,812,046                 $0          $13,735             $38,266               ($120,536)
====================================================================================================================================


                                                                             ACCUMULATED                 1997
                                                             COST           AMORTIZATION &        T.I. AMORTIZATION &
                                       DISPOSAL OF        BALANCE AT         DEPRECIATION            DEPRECIATION
               DESCRIPTION                ASSET            12/31/97         AS OF 12/31/96              EXPENSE
-----------------------------------  -----------------------------------------------------------------------------------
       North Cabot Industrial Park                          $1,415,344           $138,503               $106,365
                                                            ==========           ========               ========

                                                                             ACCUMULATED                 1998
                                                             COST           AMORTIZATION &        T.I. AMORTIZATION &
                                       DISPOSAL OF        BALANCE AT         DEPRECIATION            DEPRECIATION
               DESCRIPTION                ASSET            12/31/98         AS OF 12/31/97              EXPENSE
-----------------------------------  -----------------------------------------------------------------------------------
      North Cabot Industrial Park                        $1,499,556            $244,868                  $57,383

       270 Technology Park                                6,312,490                   0                  187,336
------------------------------------------------------------------------------------------------------------------------
                                                         $7,812,046            $244,868                 $244,719
========================================================================================================================

                                                                             ACCUMULATED                 1999
                                                             COST           AMORTIZATION &        T.I. AMORTIZATION &
                                       DISPOSAL OF        BALANCE AT         DEPRECIATION            DEPRECIATION
               DESCRIPTION                ASSET            12/31/99         AS OF 12/31/98              EXPENSE
-----------------------------------  -----------------------------------------------------------------------------------
     North Cabot Industrial Park      ($1,443,380)               $0            $302,251                   $8,333

       270 Technology Park                                6,300,131             156,156                  225,443
------------------------------------------------------------------------------------------------------------------------
                                                         $6,300,131            $458,407                 $233,776
========================================================================================================================

                                              ACCUMULATED
                                              AMORTIZATION &                             12/31/97
                                              DEPRECIATION          DISPOSAL OF          PROPERTY
               DESCRIPTION                   AS OF 12/31/97            ASSET                NET
-----------------------------------  -------------------------------------------------------------
       North Cabot Industrial Park              $244,868                                $1,170,476
                                                ========                                ==========

                                              ACCUMULATED
                                              AMORTIZATION &                             12/31/98
                                              DEPRECIATION          DISPOSAL OF          PROPERTY
               DESCRIPTION                   AS OF 12/31/98            ASSET                NET
-----------------------------------  -------------------------------------------------------------
      North Cabot Industrial Park               $302,251                                $1,197,305

       270 Technology Park                       156,156                                 6,156,334
--------------------------------------------------------------------------------------------------
                                                $458,407                                $7,353,639
==================================================================================================

                                              ACCUMULATED
                                              AMORTIZATION &           1999              12/31/99
                                              DEPRECIATION          DISPOSAL OF          PROPERTY
               DESCRIPTION                   AS OF 12/31/99            ASSET                NET
-----------------------------------  -------------------------------------------------------------
     North Cabot Industrial Park                $310,584            ($310,584)                  $0

       270 Technology Park                       381,599                                 5,918,532
--------------------------------------------------------------------------------------------------
                                                $692,183                                $5,918,532
==================================================================================================

                    NEW ENGLAND LIFE PENSION PROPERTIES III

                             NOTE B TO SCHEDULE III



                                                               BALANCE                   1996
                                         PERCENT OF             AS OF                 INVESTMENT          1996 EQUITY IN
             DESCRIPTION                  OWNERSHIP           12/31/95               IN PROPERTY           INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------
         270 Technology Park                 50%              $6,327,493                      $0                $619,367

         Bayberry Associates                 65%              11,788,509                       0                 967,882
                                                             -----------              ----------              ----------
                                                             $18,116,002                      $0              $1,587,249
                                                             ===========              ==========              ==========



                                                               BALANCE                   1997
                                         PERCENT OF             AS OF                 INVESTMENT          1997 EQUITY IN
             DESCRIPTION                  OWNERSHIP           12/31/96               IN PROPERTY           INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------
         270 Technology Park                 50%              $6,402,272                      $0                $531,484

         Bayberry Associates                 65%              11,360,375                       0               1,020,085
                                                             -----------              ----------              ----------
                                                             $17,762,647                      $0              $1,551,569
                                                             ===========              ==========              ==========



                                                               BALANCE                   1998
                                         PERCENT OF             AS OF                 INVESTMENT          1998 EQUITY IN
             DESCRIPTION                  OWNERSHIP           12/31/97               IN PROPERTY           INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------
         270 Technology Park                 50%              $6,162,959                      $0                      $0

         Bayberry Associates                 65%              11,021,116                       0                 619,051
------------------------------------------------------------------------------------------------------------------------
                                                             $17,184,075                      $0                $619,051
========================================================================================================================
                                                             1996
                                       1996 CASH         AMORTIZATION
                                        RECEIVED               OF              CONVERSION TO                              BALANCE
                                          FROM            ACQUISITION          WHOLLY-OWNED         DISPOSALS              AS OF
             DESCRIPTION             JOINT VENTURES           FEES             PROPERTY                                   12/31/96
-----------------------------------------------------------------------------------------------------------------------------------
         270 Technology Park              ($541,400)        ($3,188)                      $0               $0            $6,402,272

         Bayberry Associates             (1,389,740)         (6,276)                       0                0            11,360,375
                                        -----------         -------             ------------     ------------           -----------
                                        ($1,931,140)        ($9,464)                      $0               $0           $17,762,647
                                        ===========         =======             ============     ============           ===========

                                                             1997
                                       1997 CASH         AMORTIZATION
                                        RECEIVED               OF              CONVERSION TO                              BALANCE
                                          FROM            ACQUISITION          WHOLLY-OWNED         DISPOSALS              AS OF
             DESCRIPTION             JOINT VENTURES           FEES             PROPERTY                                   12/31/97
-----------------------------------------------------------------------------------------------------------------------------------
         270 Technology Park              ($767,609)        ($3,188)                      $0               $0            $6,162,959

         Bayberry Associates             (1,353,067)         (6,277)                       0                0            11,021,116
                                        -----------         -------             ------------     ------------           -----------
                                        ($2,120,676)        ($9,465)                      $0               $0           $17,184,075
                                        ===========         =======             ============     ============           ===========
                                                             1998
                                       1998 CASH         AMORTIZATION
                                        RECEIVED               OF              CONVERSION TO          1998                BALANCE
                                          FROM            ACQUISITION          WHOLLY-OWNED         DISPOSALS              AS OF
             DESCRIPTION             JOINT VENTURES           FEES             PROPERTY                                   12/31/98
-----------------------------------------------------------------------------------------------------------------------------------
         270 Technology Park                      $0             $0              ($6,162,959)              $0                    $0

         Bayberry Associates             (1,043,829)         (3,138)                       0      (10,593,200)                   (0)
-----------------------------------------------------------------------------------------------------------------------------------
                                        ($1,043,829)        ($3,138)             ($6,162,959)    ($10,593,200)                  ($0)
===================================================================================================================================

                                      34

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

Balance Sheets - August 6, 1998 and December 31, 1997

Statements of Operations - For the Period ended January 1, 1998 through August
 6, 1998 and For the Years ended December 31, 1997 and 1996

Statements of Partners' Equity - For the Period ended January 1, 1998 through
 August 6, 1998 and For the Years ended December 31, 1997 and 1996

Statements of Cash Flows - For the Period ended January 1, 1998 through August
 6, 1998 and For the Years ended December 31, 1997 and 1996

Notes to Financial Statements

                            FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                               BAYBERRY ASSOCIATES

                      AUGUST 6, 1998 AND DECEMBER 31, 1997

                               Bayberry Associates

                                TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

     BALANCE SHEETS

     STATEMENTS OF OPERATIONS

     STATEMENTS OF PARTNERS' EQUITY

     STATEMENTS OF CASH FLOWS

     NOTES TO FINANCIAL STATEMENTS

                                     [LOGO]
                           Reznick Fedder & Silverman
            Certified Public Accountants o A Professional Corporation

Two Hopkins Plaza o Suite 2100 o Baltimore, Maryland 21201-2911 o Phone (410) 783-4900 o Fax (410) 727-0460

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


                                            /s/ Resnick Fedder & Silverman

Baltimore, Maryland
January 5, 1999


4520 East West Highway     212 S. Tryon Street      745 Atlantic Avenue   Two Premier Plaza, Suite 500
      Suite 300                Suite 1180               Suite 800           5605 Glenridge Drive
Bethesda, MD 20814-3319  Charlotte, NC 28281-8100  Boston, MA 02111-2735   Atlanta, GA 31150-1298
  Phone (301) 652-9100     Phone (704) 332-9100     Phone(617)423-5855      Phone (770) 844-0644

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

                        See notes to financial statements

                               Bayberry Associates

                            STATEMENTS OF OPERATIONS

          For the period January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                           1998           1997           1996
                                      ------------   ------------   ------------

Revenue
  Rent                                $  1,382,056   $  2,221,106   $  2,168,867
  Other lease related income                62,680         59,477         59,355
  Interest                                   3,863          4,500          4,148
                                      ------------   ------------   ------------

                                         1,448,599      2,285,083      2,232,370
                                      ------------   ------------   ------------

Expenses
  Furnished apartment expense                   57         14,080         17,384
  Advertising and promotion                 28,521         45,076         52,631
  Salaries                                 170,087        218,230        203,722
  Administrative                            47,757         54,985         49,218
  Management fee                            50,288         79,485         77,525
  Maintenance                              139,551        169,586        158,702
  Utilities                                 39,298         53,926         72,901
  Real estate taxes                        124,645        213,150        190,670
  Insurance                                 10,040         18,084         20,338
  Dues and fees                             41,113         57,802         46,305
  Depreciation                             202,612        340,594        375,092
  Guaranteed payments                      410,197        671,616        651,048
                                      ------------   ------------   ------------

                                         1,264,166      1,936,614      1,915,536
                                      ------------   ------------   ------------

                  EXCESS OF REVENUE
                   OVER EXPENSES      $    184,433   $    348,469   $    316,834
                                      ============   ============   ============

                        See notes to financial statements

                               Bayberry Associates

                         STATEMENTS OF PARTNERS' EQUITY

          For the period January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                                      Christopher
                                                       Bozzuto        New England
                                                       Limited       Life Pension
                                                      Partnership    Properties III       Total
                                                      ------------    ------------    ------------
Partners' equity (deficit), December 31, 1995         $   (345,536)   $  7,243,238    $  6,897,702

Distributions                                              (24,136)     (1,184,953)     (1,209,089)

Excess of revenue over expenses                             24,136         292,698         316,834
                                                      ------------    ------------    ------------

Partners' equity (deficit), December 31, 1996             (345,536)      6,350,983       6,005,447

Distributions                                              (26,730)     (1,220,070)     (1,246,800)

Excess of revenue over expenses                             26,730         321,739         348,469
                                                      ------------    ------------    ------------

Partners' equity (deficit), December 31, 1997             (345,536)      5,452,652       5,107,116

Contributions                                              169,881              --         169,881

Distributions                                              (16,899)       (861,609)       (878,508)

Excess of revenue over expenses                             16,899         167,534         184,433
                                                      ------------    ------------    ------------

Partners' equity (deficit), August 6, 1998            $   (175,655)   $  4,758,577    $  4,582,922
                                                      ============    ============    ============

                        See notes to financial statements

                               Bayberry Associates

                            STATEMENTS OF CASH FLOWS

          For the period January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                                                  1998            1997            1996
                                                             ------------    ------------    ------------

Cash flow from operating activities
  Excess of revenue over expenses                            $    184,433    $    348,469    $    316,834
  Adjustments to reconcile excess of revenue over expenses
  to net cash provided by operating activities
     Depreciation                                                 202,612         340,594         375,092
     Changes in assets and liabilities
      Decrease (increase) in tenants' accounts receivable          21,306         (13,853)            (42)
      (Increase) decrease in prepaid expenses                     (81,887)          7,315         (13,882)
      Increase (decrease) in accounts payable                      34,293           5,187         (36,066)
      Increase (decrease) in deferred rental income               108,003            (655)       (103,044)
      Increase in accrued guaranteed payments                      83,499         197,781         192,524
      (Decrease) increase in due to affiliate                      (8,830)          2,710         (25,211)
      Net security deposits received (paid)                        30,479             937            (373)
                                                             ------------    ------------    ------------

         Net cash provided by operating activities                573,908         888,485         705,832
                                                             ------------    ------------    ------------

Cash flows from financing activities
  Distributions to general partner                               (723,436)       (879,495)       (851,543)
                                                             ------------    ------------    ------------

         Net cash used in financing activities                   (723,436)       (879,495)       (851,543)
                                                             ------------    ------------    ------------

         NET (DECREASE) INCREASE IN CASH                         (149,528)          8,990        (145,711)

Cash, beginning                                                   149,528         140,538         286,249
                                                             ------------    ------------    ------------

Cash, ending                                                 $         --    $    149,528    $    140,538
                                                             ============    ============    ============

Supplemental disclosure of cash flow information
  Cash paid during the year for guaranteed payments          $    326,698    $    473,835    $    458,524
                                                             ============    ============    ============

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

      At August 6, 1998 and December31, 1997, the accrued Junior Priority Return (including accrued interest of $1,622,839 and $1,372,467, respectively) due totaled $4,210,068 and $4,011,869. The Senior Priority Return was paid in full on an annual basis. The accrued Deficit Preferred Return payable to NELP and CBLP at August 6, 1998, was $238,505 and $- 0 -, respectively, and at December 31, 1997, was $215,034 and $152,981, respectively. On August 6, 1998, the accrued deficit preferred return payable to CBLP in the amount of $169,881 was converted to capital. Effective August 7, 1998, the Partnership is no longer subject to this agreement.

      Subsequent to the financial statement date and in connection with the August 6, 1998, sale of its partnership interest, NELP received $16,986,136 out of the sales proceeds and applied it to the repayment of the following accounts:

               Accrued preferred return                   $  2,653,068
               Accrued guaranteed payments                   1,557,000
               Deficit capital contributions                   225,956
               Deficit preferred return payable                238,505
               Return of initial capital contribution       12,311,607
                                                          ------------

                                                          $ 16,986,136
                                                          ============

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

                                                    1998            1997            1996
                                               ------------    ------------    ------------

Excess of revenue over expenses
 (financial statement basis)                   $    184,433    $    348,469    $    316,834
Deferred rental income                              (12,304)           (655)       (103,044)
Real estate tax deduction under IRS
 Code Section 461                                   102,905           5,965         (14,787)
                                               ------------    ------------    ------------

     Tax basis                                 $    275,034    $    353,779    $    199,003
                                               ============    ============    ============

Partners' equity (financial statement basis)   $  4,582,922    $  5,107,116    $  6,005,447
Deferred rental income                                   --          12,304          12,959
Real estate tax deduction under IRS Code
 Section 461                                                       (103,871)       (109,836)
Net adjustment for technical termination         (4,582,922)             --              --
                                               ------------    ------------    ------------

  Tax basis                                    $         --    $  5,015,549    $  5,908,570
                                               ============    ============    ============

                              FINANCIAL STATEMENTS
                                   INDEX NO. 3

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

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                                    CONTENTS

                                DECEMBER 31, 1997

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

  Balance Sheet

  Statement of Income

  Statement of Partners Capital

  Statement of Cash Flows

  Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION

SUPPLEMENTARY INFORMATION

  Schedule of Partners' Capital

  Schedule of Changes in Partners' Capital - Income Tax Basis

                     [LETTERHEAD OF WOLPOFF & COMPANY,LLP]

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


                             /s/ Wolpoff & Company, LLP

                             WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 8,1998

                               MORF ASSOCIATES III

                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                                     ASSETS

                                                           December 31,
                                                   ----------------------------
                                                        1997            1996
                                                   ------------    ------------
PROPERTY, AT COST - Note 1
   Buildings and Improvements                      $  6,461,425    $  6,505,771
   Land                                                 247,652         247,652
   Deferred Leasing Costs                               150,685         348,150
                                                   ------------    ------------
                                                      6,859,762       7,101,573
   Less Accumulated Depreciation and Amortization     1,321,539       1,364,270
                                                   ------------    ------------

      PROPERTY, NET                                   5,538,223       5,737,303
                                                   ------------    ------------

OTHER ASSETS
   Cash and Cash Equivalents - Note 1                   104,265         166,474
                                                   ------------    ------------

   Receivable From Tenants                               79,133          90,782
   Deferred Rent Receivable - Note 1                    119,406         144,262
   Less Allowance for Doubtful Accounts                 (14,000)        (50,000)
                                                   ------------    ------------
                                                        184,539         185,044
                                                   ------------    ------------

   Prepaid Expenses                                      40,598          11,944
                                                   ------------    ------------

      TOTAL OTHER ASSETS                                329,402         363,462
                                                   ------------    ------------

                                                   $  5,867,625    $  6,100,765
                                                   ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts Payable and Accrued Expenses            $     10,419    $      8,022
   Tenant Security Deposits                               44,205          43,617
                                                    ------------    ------------

      TOTAL LIABILITIES                                   54,624          51,639

PARTNERS' CAPITAL - Note 2                             5,813,001       6,049,126
                                                    ------------    ------------

                                                    $  5,867,625    $  6,100,765
                                                    ============    ============

----------
The notes to financial statements are an integral part of this statement.

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                               STATEMENT OF INCOME

                                                            Year Ended December 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------

REVENUE
  Gross Rent Potential - Notes 1 and 5             $    921,387    $    884,222    $    876,371
  Less Vacancies                                         96,279          42,955          22,445
                                                   ------------    ------------    ------------
   Net Rental Income                                    825,108         841,267         853,926
  Expense Reimbursements From Tenants                    98,979         134,744         115,054
  Other Income                                           31,752           3,489           2,592
                                                   ------------    ------------    ------------

       TOTAL REVENUE                                    955,839         979,500         971,572
                                                   ------------    ------------    ------------

OPERATING EXPENSES
  Property Taxes                                         75,769          64,048          70,700
  Building and Grounds Maintenance                       45,579          48,679          32,535
  Utilities                                              15,444          21,120          12,049
  Management Fees - Note 3                               27,096          29,445          25,718
  General and Administrative                             17,758           9,779          10,161
  Insurance                                               4,925           5,560           5,796
  Bad Debt Expense                                       15,090          17,268          25,000
                                                   ------------    ------------    ------------

   TOTAL OPERATING EXPENSES                             201,661         195,899         181,959
                                                   ------------    ------------    ------------

NET OPERATING INCOME                                    754,178         783,601         789,613
                                                   ------------    ------------    ------------

ADJUSTMENTS TO ARRIVE AT NET INCOME
  Depreciation and Amortization                        (166,844)       (164,234)       (165,592)
  Abandonment of Tenant Improvements - Note 1           (55,850)            -0-             -0-
                                                   ------------    ------------    ------------
                                                       (222,694)       (164,234)       (165,592)
                                                   ------------    ------------    ------------

NET INCOME - Note 4                                $    531,484    $    619,367    $    624,021
                                                   ============    ============    ============

----------
The notes to financial statements are an integral part of this statement.

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL

                                             Year Ended December 31,
                                   --------------------------------------------
                                        1997            1996            1995
                                   ------------    ------------    ------------
CAPITAL CONTRIBUTIONS              $  6,220,001    $  6,220,001     $ 6,220,001

CAPITAL PLACEMENT FEE - Note 1          (50,515)        (50,515)        (50,515)
                                   ------------    ------------    ------------
                                      6,169,486       6,169,486       6,169,486
                                   ------------    ------------    ------------

ACCUMULATED INCOME
  Prior Years                         5,483,632       4,864,265       4,240,244
  Current Year                          531,484         619,367         624,021
                                   ------------    ------------    ------------
                                      6,015,116       5,483,632       4,864,265
                                   ------------    ------------    ------------

DISTRIBUTIONS - Note 2
  Prior Years                        (5,603,992)     (5,062,591)     (4,363,915)
  Current Year                         (767,609)       (541,401)       (698,676)
                                   ------------    ------------    ------------
                                     (6,371,601)     (5,603,992)     (5,062,591)
                                   ------------    ------------    ------------

TOTAL PARTNERS' CAPITAL            $  5,813,001     S 6,049,126    $  5,971,160
                                   ============    ============    ============

----------
The notes to financial statements are an integral part of this statement.

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

                                                               Year Ended December 31,
                                                     --------------------------------------------
                                                         1997            1996            1995
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $    531,484    $    619,367    $    624,021
                                                     ------------    ------------    ------------
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Depreciation and Amortization                         166,844         164,234         165,592
    Abandonment of Tenant Improvements                     55,850             -0-             -0-
    Change in Tenant Receivables, Net of Allowance            506          16,366         (74,654)
    Change in Prepaid Expenses                            (28,654)         (9,631)          1,542
    Change in Accounts Payable and Accrued Expenses         2,397           6,171          (7,600)
                                                     ------------    ------------    ------------
     Total Adjustments                                    196,943         177,140          84,880
                                                     ------------    ------------    ------------

      Net Cash Provided by Operating Activities           728,427         796,507         708,901
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Tenant Security Deposits                       588           2,726          10,430
   Additions to Property                                  (21,441)        (76,617)        (79,117)
   Leasing Commissions                                     (2,174)        (35,066)        (41,300)
                                                     ------------    ------------    ------------

      Net Cash Used by Investing Activities               (23,027)       (108,957)       (109,987)
                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                             (767,609)       (541,401)       (698,676)
                                                     ------------    ------------    ------------

NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                           (62,209)        146,149         (99,762)

CASH AND CASH EQUIVALENTS, BEGINNING                      166,474          20,325         120,087
                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, ENDING                    $    104,265    $    166,474    $     20,325
                                                     ============    ============    ============

----------
The notes to financial statements are an integral part of this statement.

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      All property is recorded at cost. Information regarding the buildings is as follows:

                                                               Occupancy at
                                               -------------------------------------------
                   Square
Building            Feet          Tenants       12/31/97        12/31/96        12/31/95
-------------   ------------  ------------   ------------    ------------    -------------
    C               45,800        Multiple            100%            100%            100%
    D               11,700        Multiple             86%             86%             88%
    E               28,800        Multiple            100%            100%            100%
                ----------                   ------------    ------------    ------------
                    86,300                             98%             98%             98%
                ==========                   ============    ============    ============

                               MORF ASSOCIATES III

                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1997

Note 1 - (Cont.)

      During 1997, tenant improvements completed in prior years were demolished in order to build out the space for the new tenant. The loss on abandonment of tenant improvements is calculated as follows:

                Acquired Value                                  $ 65,787
                Accumulated Depreciation                          (9,937)
                                                                ---------

                Abandonment of Tenant Improvements              $ 55,850
                                                                =========

      Depreciation

      Building costs and tenant improvements are being depreciated using the straight-line method over the estimated useful lives of 50 years.

      Amortization Deferred leasing costs are being amortized over the lease periods.

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

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1997

Note 3 - Leasing Commissions (Cont.)

      Leasing commissions of $2,174 and $35,961 were paid to Manekin Corporation during 1997 and 1995. No leasing commissions were paid to Manekin Corporation during 1996.

Note 4 - TAX ACCOUNTING

      Tax accounting differs from financial accounting as follows:

                                             Current         Prior
                                              Year           Years           Total
                                        ------------    ------------    ------------
      Financial Statement Income            $531,484      $5,483,632      $6,015,116
      Additional Depreciation                (69,586)       (623,009)       (692,595)
      Deferred Rental
       Income Not Subject to Tax              24,856        (144,262)       (119,406)
      Prepaid Property Taxes                 (29,310)         (9,631)        (38,941)
      Allowance for Doubtful Accounts        (36,000)         41,500           5,500
                                        ------------    ------------    ------------

      Taxable Income                        $421,444      $4,748,230      $5,169,674
                                        ============    ============    ============

Note 5 - LEASES

      The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1997:

                     Year Ending December 31, 1998     $  710,292
                                              1999        528,045
                                              2000        315,774
                                              2001        199,350
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


                             /s/ Wolpoff & Company, LLP

                             WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 8, 1998

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

                          SCHEDULE OF PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1997

                                          M.O.R.F. III
                          New England     Associates
                          Life Pension      Limited
                         Properties III   Partnership        Total
                         --------------   -----------     -----------

OWNERSHIP PERCENTAGE           50%             50%            100%
                          ===========     ===========     ===========

CAPITAL CONTRIBUTIONS     $ 6,220,000     $         1     $ 6,220,001

CAPITAL PLACEMENT FEE         (50,515)            -0-         (50,515)
                          -----------     -----------     -----------
                            6,169,485               1       6,169,486
                          -----------     -----------     -----------

ACCUMULATED INCOME
  Prior Years               5,348,632         135,000       5,483,632
  Current Year                531,484             -0-         531,484
                          -----------     -----------     -----------
                            5,880,116         135,000       6,015,116
                          -----------     -----------     -----------

DISTRIBUTIONS - Note 2
  Prior Years              (5,468,992)       (135,000)     (5,603,992)
  Current Year               (767,609)            -0-        (767,609)
                          -----------     -----------     -----------
                           (6,236,601)       (135,000)     (6,371,601)
                          -----------     -----------     -----------

TOTAL PARTNERS' CAPITAL   $ 5,813,000     $         1     $ 5,813,001
                          ===========     ===========     ===========

-----------
See Independent Auditor's Report on Supplementary Information.

                               MORF ASSOCIATES III
                        (A MARYLAND GENERAL PARTNERSHIP)

           SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS

                          YEAR ENDED DECEMBER 31, 1997

                                                M.O.R.F. III
                              New England        Associates
                              Life Pension        Limited
                             Properties III      Partnership          Total
                           ----------------  ------------------   --------------

OWNERSHIP PERCENTAGE              50%                 50%              100%
                             ============        ============      ============

CAPITAL CONTRIBUTIONS          $ 6,220000        $          1      $  6,220,001

CAPITAL PLACEMENT FEE             (50,515)                -0-           (50,515)
                             ------------        ------------      ------------
                                6,169,485                   1         6,169,486
                             ------------        ------------      ------------

ACCUMULATED INCOME
  Prior Years                   4,613,230             135,000         4,748,230
  Current Year                    421,444                 -0-           421,444
                             ------------        ------------      ------------
                                5,034,674             135,000         5,169,674
                             ------------        ------------      ------------

DISTRIBUTIONS - Note 2
  Prior Years                  (5,468,992)           (135,000)       (5,603,992)
  Current Year                   (767,609)                -0-          (767,609)
                             ------------        ------------      ------------
                               (6,236,601)           (135,000)       (6,371,601)
                             ------------        ------------      ------------

TOTAL PARTNERS' CAPITAL      $  4,967,558        $          1      $  4,967,559
                             ============        ============      ============

----------
See Independent Auditor's Report on Supplementary Information.

                                EXHIBIT INDEX

Exhibit                                                                  Page
Number                                                                   Number
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

10B.  Form of Advisory Contract between the Registrant and Copley Real
      Estate Advisors, Inc. (filed as Exhibit 10B to the Registration
      Statement).                                                           *

10DD  MORF Associates III General Partnership Agreement dated as of
      January 1, 1988 between M.O.R.F. III Associates Limited
      Partnership and the Registrant.                                       *

27.   Financial Data Schedule

*Previously filed and incorporated herein by reference

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

                                      NEW ENGLAND LIFE PENSION PROPERTIES III;
                                      A REAL ESTATE LIMITED PARTNERSHIP


Date: March 29, 2000                  By: /s/ Alison Husid Cutler
                                          -----------------------
                                              Alison Husid Cutler
                                              President of the
                                              Managing General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                       Date
         ---------                   -----                       ----


                               President, Chief
/s/      Alison Husid Cutler   Executive Officer and
---------------------------    Director of the               March 29, 2000
         Alison Husid Cutler   Managing General Partner


/s/      Pamela J. Herbst      Vice President and
---------------------------    Director of the               March 29, 2000
         Pamela J. Herbst      Managing General Partner



/s/      J. Grant Monahon      Vice President and
---------------------------    Director of the               March 29, 2000
         J. Grant Monahon      Managing General Partner



/s/      James J. Finnegan     Vice President of the
---------------------------    Managing General Partner      March 29, 2000
         James J. Finnegan



/s/      Karin J. Lagerlund    Treasurer and Principal
---------------------------    Financial and Accounting
         Karin J. Lagerlund    Officer of the                March 29, 2000
                               Managing General Partner