Form 10-Q
period 2000-03-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 2000-05-09
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   ----------------------------------------------------------------------

For Quarter Ended March 31, 2000            Commission File Number 0-14052


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

                       FOR QUARTER ENDED MARCH 31, 2000

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                        March 31, 2000      December 31, 1999
                                          (Unaudited)          (Audited)
                                        ---------------     -----------------
ASSETS

Real estate investment:
   Property, net                           $5,832,327        $5,918,532
                                           ----------        ----------
                                            5,832,327         5,918,532


Cash and cash equivalents                     308,426           324,989
                                           ----------        ----------
                                           $6,140,753        $6,243,521
                                           ==========        ==========



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $   85,628        $   81,339
Accrued management fee                         13,327            13,532
                                           ----------        ----------
Total liabilities                              98,955            94,871
                                           ----------        ----------

Partners' capital:
     Limited partners ($183.60 per
     unit; 75,000 units
     authorized, 68,414 units issued
     and outstanding)                       6,040,335         6,146,119
   General partners                             1,463             2,531
                                           ----------        ----------
Total partners' capital                     6,041,798         6,148,650
                                           ----------        ----------

                                           $6,140,753        $6,243,521
                                           ==========        ==========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                           Three Months Ended March 31,
                                               2000           1999
                                           ------------  --------------
INVESTMENT ACTIVITY

Property rentals                           $    232,845    $  316,867
Property operating expenses                     (77,014)     (102,695)
Depreciation and amortization                   (56,037)      (67,652)
                                           ------------    ----------
 Total real estate operations                    99,794       146,520

Gain on sale of property                              -     1,509,931
                                           ------------    ----------
   Total real estate activity                    99,794     1,656,451


Interest on cash equivalents                      4,306        22,255
                                           ------------    ----------
        Total investment activity               104,100     1,678,706
                                           ------------    ----------

PORTFOLIO EXPENSES

General and administrative                       60,797        84,981
Management fee                                   13,327        56,248
                                           ------------    ----------
                                                 74,124       141,229
                                           ------------    ----------


Net Income                                 $     29,976    $1,537,477
                                           ============    ==========

Net income per limited partnership
  unit                                     $       0.43    $    22.25
                                           ============    ==========

Cash distributions per
  limited partnership unit                 $       1.98    $     3.21
                                           ============    ==========

Number of limited partnership
  units outstanding during the period            68,414        68,414
                                           ============    ==========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                            Three Months Ended March 31,
                              2000                1999
                      -------------------   -----------------

                      General     Limited     General    Limited
                      Partner    Partners     Partner   Partners
                      -------    --------     -------   --------
Balance at
beginning of
period              $  2,531    $6,146,119   $   209   $ 9,196,048

Cash
distributions         (1,368)     (135,460)   (2,218)     (219,609)


Net income               300        29,676    15,375     1,522,102
                    --------    ----------   -------   -----------

Balance at
end of period       $  1,463    $6,040,335   $13,366   $10,498,541
                    ========    ==========   =======   ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                   2000             1999
                                                  ------          -------
Net cash provided by operating activities        $ 120,265       $  179,438
                                                 ---------       ----------

Cash flows from investing activities:
    Net proceeds from sale of property                   -        2,639,445
                                                 ---------       ----------
          Net cash provided by
          investing activities                           -        2,639,445
                                                 ---------       ----------

Cash flows from financing activity:
    Distributions to partners                     (136,828)        (221,827)
                                                 ---------       ----------

          Net increase (decrease) in
          cash and cash equivalents                (16,563)       2,597,056

Cash and cash equivalents:
    Beginning of period                            324,989        1,952,504
                                                 ---------       ----------

    End of period                                $ 308,426       $4,549,560
                                                 =========       ==========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and December 31, 1999 and the results of its operations, its cash flows and partners' capital for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
-----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985 and acquired the remaining investment it currently owns prior to the end of 1988. The Partnership intended to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - PROPERTY
-----------------

     Effective January 1, 1998, the management and control of the business and affairs of the 270 Technology Park joint venture, including the sale of the property, is vested solely in the Partnership through its 98% general partner interest in the joint venture. Accordingly, as of January 1, 1998, the investment has been accounted for as a wholly-owned property. The remaining 2% general partner interest is owned by NELLP III/MORF III Associates Limited Partnership, an entity in which the Partnership owns a 50% interest. The carrying value of the joint venture investment at conversion ($6,162,959) was allocated to land, building and improvements, and other net operating assets.

     The building is being depreciated over 30 years, beginning January 1, 1998.

     North Cabot Industrial Park (formerly Marathon/Hayward)
     -------------------------------------------------------

     In September 1985, the Partnership acquired land in Hayward, California, for $786,130 and leased it back to the seller. The Partnership also made a nonrecourse permanent mortgage loan of $2,663,870 to the ground lessee to finance two research and development buildings located on the land.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

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

     On March 18, 1999, the North Cabot Industrial Park investment was sold to an unaffiliated third party for gross proceeds of $2,800,000. The Partnership received net proceeds of $2,639,445 and recognized a gain of $1,509,931 ($21.85 per limited partnership unit). On April 29, 1999, the Partnership made a capital distribution of $2,539,528 ($37.12 per limited partnership unit) from the proceeds of the sale.

     The following is a summary of the Partnership's investment in property.


                                   March 31, 2000   December 31, 1999
                                   ---------------  ------------------

  Land                               $  215,404         $  215,404
  Buildings and improvements          5,667,126          5,667,126
  Accumulated depreciation
     and amortization                  (390,323)          (343,490)
  Net operating assets                  340,120            379,492
  Property held for disposition               -                  -
                                     ----------         ----------
                                     $5,832,327         $5,918,532
                                     ==========         ==========


NOTE 3 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 2000 were made on April 27, 2000 in the aggregate amount of $134,755 ($1.95 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994, and one of which was sold in each of 1998 and 1999. As a result of the sales and similar transactions, capital of $55,853,190 ($816.40 per Limited Partnership Unit) has been returned to the limited partners through March 31, 2000.

     At March 31, 2000, the Partnership had $308,426 in cash and cash equivalents, of which $134,755 was used for cash distributions to partners on April 27, 2000; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's remaining real estate investment and invested cash and cash equivalents. Distributions of cash from operations related to the first quarter of 2000 were made at the annualized rate of 4.25% on the adjusted capital contribution of $183.60 per limited partnership unit. Distributions of cash from operations related to the first quarter of 1999 were made at the annualized rate of 4.25% on the adjusted capital contribution of $231.54 per limited partnership unit. At the time of the 1999 first quarter distribution, the Partnership also made a special distribution of operating cash previously held in reserves in the amount of $5.77 per limited partnership unit.

     The carrying value of real estate investments in the financial statements at March 31, 2000 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 2000, the appraised value of the remaining real estate investment exceeded its related carrying value by approximately $750,000. The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     Form of Real Estate Investments

     The North Cabot Industrial Park investment was a wholly-owned property, which was sold in March 1999. Effective January 1, 1998, 270 Technology Park was converted to a wholly-owned property; it was previously structured as a joint venture with a real estate management/development firm.

     Operating Factors

     The North Cabot Industrial Park was sold on March 18, 1999, and the Partnership recognized a gain of $1,509,931. Occupancy at North Cabot Industrial Park was 92% at the time of the sale.

     Occupancy at 270 Technology Park was 66% at March 31, 2000 down from 96% at March 31, 1999 due to Betchel Power Corporation vacating a portion of their space. This space is being marketed for lease at this time.

     Investment Results

     Interest on cash equivalents decreased by approximately $18,000 between the first three months of 1999 and 2000. The decrease is primarily due to lower average invested balances as a result of the sale of North Cabot Industrial Park on March 18, 1999.

     Real estate operating results were $99,794 for the first three months of 2000, and $146,520 for the comparable period of 1999. The decrease of $46,726 is primarily due to a decrease in operating performance at 270 Technology Park due to a decline in occupancy and an increase in bad debt expense offset by a decrease in operating expenses as a result of lower legal fees.

     Cash flow from operations decreased by approximately $59,000 between the two three-month periods. The decrease is primarily due to the decrease in operating results discussed above.

     Portfolio Expenses

     General and administrative expenses primarily consist of state taxes, real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $24,000, or 28% between the first three months of 1999 and 2000 primarily due to a decrease in state taxes.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


     The management fee decreased by approximately $43,000 between the comparative three month periods of 1999 and 2000. The 1999 management fee was higher due to a special distribution of operating reserves.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 2000

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Items 1-5  Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K

                  a.    Exhibits:  (27) Financial Data Schedule

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


May 9, 2000
                              /s/ Alison Husid Cutler
                              -------------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Copley Properties Company III, Inc.


May 9, 2000
                              /s/ Karin J. Lagerlund
                              -------------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.