Form 10-Q
period 2000-06-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 2000-08-14
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      ______________________________________________________________________
For Quarter Ended June 30, 2000                  Commission File Number 0-14052


                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


         Massachusetts                                  04-2847256
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         World Trade Center East
         Two Seaport Lane, 16/th/ Fl.
         Boston, Massachusetts                             02210
(Address of principal executive offices)                (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000


____________________________________________________________________________
Former name, former address and former fiscal year if changed since last report

         225 Franklin Street, 25th Fl.
         Boston, Massachusetts 02110

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

                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                             June 30, 2000   December 31, 1999
                                              (Unaudited)        (Audited)
                                              ------------   -----------------
ASSETS

Real estate investments:
       Property, net                             $       --         $5,918,532
       Property held for
              Disposition, net                    5,835,901                 --
                                                 ----------         ----------
                                                  5,835,901          5,918,532

Cash and cash equivalents                           310,296            324,989
                                                 ----------         ----------
                                                 $6,146,197         $6,243,521
                                                 ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $   88,009         $   81,339
Accrued management fee                               13,328             13,532
                                                 ----------         ----------
Total liabilities                                   101,337             94,871
                                                 ----------         ----------

Partners' capital:
       Limited partners ($183.60
        per unit;75,000 units
       authorized, 68,414 units
       issued and outstanding)                    6,043,367          6,146,119
       General partners                               1,493              2,531
                                                 ----------         ----------
Total partners' capital                           6,044,860          6,148,650
                                                 ----------         ----------

                                                 $6,146,197         $6,243,521
                                                 ==========         ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                            Three Months Ended  Six Months Ended  Three Months Ended  Six Months Ended
                                               June 30, 2000      June 30, 2000      June 30, 1999      June 30, 1999
                                              --------------    ---------------      -------------     ---------------
INVESTMENT ACTIVITY

Property rentals                                  $   217,226       $   450,071      $   277,573       $   594,440
Property operating expenses                            28,386           (48,628)         (60,689)         (163,384)
Depreciation and amortization                         (56,037)         (112,074)         (56,038)         (123,690)
                                                  -----------       -----------      -----------       -----------
      Total real estate operations                    189,575           289,369          160,846           307,366

Gain on sale of property                                   --                --               --         1,509,931
                                                  -----------       -----------      -----------       -----------
     Total real estate activity                       189,575           289,369          160,846         1,817,297

Interest on cash equivalents                            4,228             8,534           39,710            61,965
                                                  -----------       -----------      -----------       -----------
     Total investment activity                        193,803           297,903          200,556         1,879,262
                                                  -----------       -----------      -----------       -----------

Portfolio Expenses

General and administrative                             42,658           103,455           60,271           145,252
Management fee                                         13,328            26,655           14,968            71,216
                                                  -----------       -----------      -----------       -----------
                                                       55,986           130,110           75,239           216,468
                                                  -----------       -----------      -----------       -----------

Net Income                                        $   137,817       $   167,793      $   125,317       $ 1,662,794
                                                  ===========       ===========      ===========       ===========

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Net income per limited partnership
     unit                                         $     1.99        $     2.43        $     1.81       $    24.06
                                                  ==========        ==========        ==========       ==========
Cash distributions per

     limited partnership unit                     $     1.95        $     3.93        $    45.35       $    48.56
                                                  ==========        ==========        ==========       ==========

Number of limited partnership
     units outstanding during the period              68,414            68,414            68,414           68,414
                                                  ==========        ==========        ==========       ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                     Three Months Ended           Six Months Ended              Three Months Ended           Six Months Ended
                       June 30, 2000               June 30, 2000                   June 30, 1999              June 30, 1999
                    -------------------         -------------------           -----------------------      --------------------

                    General      Limited        General        Limited         General      Limited        General      Limited
                   Partners     Partners       Partners       Partners        Partners     Partners       Partners     Partners
                   ---------   ---------       --------       ---------       ---------    ---------      ---------    ---------
Balance at
beginning of
period             $   1,463   $  6,040,335   $      2,531  $  6,146,119    $     13,366  $  10,498,541   $      209   $ 9,196,048

Cash
distributions         (1,348)      (133,407)        (2,716)     (268,867)         (5,687)   (3,102,575)       (7,905)   (3,322,184)

Net income             1,378        136,439          1,678       166,115           1,253       124,064        16,628     1,646,166
                   ---------   ------------   ------------  ------------    ------------  ------------    ----------   -----------

Balance at
end of period      $   1,493   $  6,043,367   $      1,493  $  6,043,367    $      8,932  $  7,520,030    $    8,932   $ 7,520,030
                   =========   ============   ============  ============    ============  ============    ==========   ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2000           1999
                                                  -----------    -----------

Net cash provided by operating activities         $   271,270    $   276,126
                                                  -----------    -----------

Cash flows from investing activities:

       Net proceeds from sale of property                   -      2,639,445
       Investment in property                         (14,380)        (4,821)
                                                  -----------    -----------
                 Net cash provided by
                 (used in) investing activities       (14,380)     2,634,624
                                                  -----------    -----------

Cash flows from financing activity:

       Distributions to partners                     (271,583)    (3,330,089)
                                                  -----------    -----------

                 Net decrease in
                 cash and cash equivalents            (14,693)      (419,339)

Cash and cash equivalents:
       Beginning of period                            324,989      1,952,504
                                                  -----------    -----------

       End of period                              $   310,296    $ 1,533,165
                                                  ===========    ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and December 31, 1999, the results of its operations and partners' capital for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to unaudited financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985 and acquired the last remaining investment it currently owns prior to the end of 1988. The Partnership intended to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - PROPERTY
-----------------

     270 Technology Park
     -------------------

     Effective January 1, 1998, the management and control of the business and affairs of the 270 Technology Park joint venture, including the right to sell the property, was vested solely in the Partnership through its 98% general partner interest in the joint venture. Accordingly, as of January 1, 1998, the investment has been accounted for as a wholly-owned property. The remaining 2% general partner interest is owned by NELLP III/MORF III Associates Limited Partnership, an entity in which the Partnership owns a 50% interest. The carrying value of the joint venture investment at January 1, 1998 ($6,162,959) was allocated to land, building and improvements, and other net operating assets.

     The building is being depreciated over 30 years, beginning January 1, 1998.

     On June 30, 2000, the Partnership executed a Purchase and Sale agreement to sell the 270 Technology Park investment. Although there can be no assurance that this sale will occur, it is expected to be concluded by year end of 2000. This investment is classified as Property Held for Disposition, net, on the Balance Sheet ended June 30, 2000. During the six months ended June 30, 2000 and 1999, the Partnership recognized $289,369 and $305,042 in net income from the 270 Technology Park investment, respectively.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     North Cabot Industrial Park (formerly Marathon/Hayward)
     ------------------------------------------------------

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

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     The following is a summary of the Partnership's last remaining investment in property:

                                June 30, 2000          December 31, 1999
                                -------------          -----------------

Land                             $        --              $   215,404
Buildings and improvements                --                5,667,126
Accumulated depreciation
    and amortization                      --                 (343,490)
Net operating assets                      --                  379,492
Property held for disposition      5,835,901                       --
                                 -----------              -----------
                                 $ 5,835,901              $ 5,918,532
                                 ===========              ===========

NOTE 3 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 2000 were made on July 27, 2000 in the aggregate amount of $134,755 ($1.95 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994, and one of which was sold in each of 1998 and 1999. As a result of the sales and similar transactions, capital of $55,853,190 ($816.40 per limited partnership unit) has been returned to the limited partners through June 30, 2000.

     At June 30, 2000, the Partnership had $310,296 in cash and cash equivalents, of which $134,755 was used for operating cash distributions to partners on July 27, 2000; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's last remaining real estate investment and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 2000 were made at the annualized rate of 4.25% on the adjusted capital contribution of $183.60 per limited partnership unit. Distributions of cash from operations for the first two quarters of 1999 were made at the annualized rate of 4.25% on the adjusted capital contribution of $231.54 per limited partnership unit and the weighted average adjusted capital contribution of $205.97 per limited partnership unit, respectively. At the time of the operating distribution related to the second quarter of 1999, the Partnership also made a special distribution of $5.77 per limited partnership unit from operating cash previously held in reserves.

     The carrying value of real estate investments in the financial statements at June 30, 2000 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 2000, the appraised value of the Partnership's remaining real estate investment exceeded its related carrying value by approximately $742,000. The current appraised value of the real estate investment has been determined by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers and includes consideration of the amounts negotiated in the Purchase and Sale Agreement executed on June 30, 2000. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from amounts ultimately realized from the sale of the Partnership's real estate investment.

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

     Occupancy at 270 Technology Park decreased to 99% during the second quarter of 2000, down from 100% during the second quarter of 1999.

     Investment Results

     Interest on cash equivalents for the three and six months ended June 30, 2000, was $4,228 and $8,534, respectively, compared to $39,710 and $61,965 for the same periods in 1999. The decreases of $35,482 and $53,431 for the respective three and six month periods, respectively, are primarily due to higher average investment balances in 1999 as a result of the North Cabot Industrial Park sale proceeds held prior to distribution and operating cash held in reserves prior to distribution.

     For the three and six months ended June 30, 2000, operating results from real estate operations were $189,575 and $289,369, respectively, compared to $160,846 and $307,366 for the comparable periods in 1999. The three month increase of $28,729 is primarily due to a decrease in operating expense as a result of a recapture of bad debt expense previously written off in 1999. The overall six month decrease of $17,997 is due to lower rental revenue at 270 Technology Park as a result of high vacancy during the first several months of 2000. This decline in revenue was partially offset by lower operating expenses during the three months ended June 30, 2000, as discussed above.

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

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     For the three and six months ended June 30, 2000, management fees were $13,328 and $26,655, respectively, compared to $14,968 and $71,216 for the comparable periods in 1999. The decreases in management fees for the respective three and six month periods are due to higher operational cash distributions in 1999 as well as a special distribution from operational cash previously held in reserves made during the six months ended June 30, 1999.

     General and administrative expenses for the three and six months ended June 30, 2000 were $42,658 and $103,455, respectively, compared to $60,271 and $145,252 for the same periods in 1999. The decreases of approximately $18,000 and $42,000 for the comparable three and six month periods, respectively, are primarily due to a reimbursement of state taxes paid in 1999 received in 2000, offset by higher legal fees and investor servicing fees incurred in 2000.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Items 1-5  Not Applicable

     Item 6.    Exhibits and Reports on Form 8-K

                    a.   Exhibits: (27) Financial Data Schedule

                    b.   Reports on Form 8-K: None

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NEW ENGLAND LIFE PENSION PROPERTIES III;
                                  A REAL ESTATE LIMITED PARTNERSHIP
                                  Registrant)


August 14, 2000
                                  /s/ Alison L. Husid
                                  -------------------------------
                                    Alison L. Husid
                                    President, Chief Executive Officer
                                    and Director of Managing General
                                    Partner, Copley Properties Company
                                    III, Inc.

August 14, 2000
                                  /s/ Karin J. Lagerlund
                                  --------------------------------
                                    Karin J. Lagerlund
                                    Principal Financial and Accounting
                                    Officer of Managing General Partner,
                                    Copley Properties Company III, Inc.