Form 10-Q
period 2000-09-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 2000-11-09
CIK 757221

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

For Quarter Ended September 30, 2000          Commission File Number 0-14052


                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



     Massachusetts                              04-2847256
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

     World Trade Center East
     Two Seaport Lane, 16th Fl.
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

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS



                                 September 30, 2000    December 31, 1999
                                     (Unaudited)           (Audited)
                                 -------------------   ------------------
ASSETS

Real estate investments:
   Property, net                     $       --           $5,918,532
   Property held for disposition,
    net                               5,807,014                   --
                                     ----------           ----------
                                      5,807,014            5,918,532

Cash and cash equivalents               304,574              324,989
                                     ----------           ----------
                                     $6,111,588           $6,243,521
                                     ==========           ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $   94,334           $   81,339
Accrued management fee                       --               13,532
                                     ----------           ----------
Total liabilities                        94,334               94,871
                                     ----------           ----------

Partners' capital:
        Limited partners ($183.60
          per unit, respectively;
          75,000 units authorized,
          68,414 units issued and
          outstanding)                6,016,037            6,146,119
        General partners                  1,217                2,531
                                     ----------           ----------
Total partners' capital               6,017,254            6,148,650
                                     ----------           ----------

                                     $6,111,588           $6,243,521
                                     ==========           ==========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                 Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                 September 30, 2000   September 30, 2000   September 30, 1999   September 30, 1999
                                 ------------------   ------------------   ------------------   ------------------
Investment Activity


Property rentals                         $  239,089             $ 689,160             $299,269           $  893,709
Property operating expenses                 (81,976)             (130,604)             (42,444)            (205,828)
Depreciation and amortization                     -              (112,074)             (56,037)            (179,727)
                                         ----------             ---------             --------            ---------
                                            157,113               446,482              200,788              508,154

 Total real estate operations               157,113               446,482              200,788              508,154

Gain on sale of Joint Venture                     -                     -                    -            1,509,931
                                         ----------             ---------             --------          -----------
 Total real estate activity                 157,113               446,482              200,788            2,018,085

Interest on cash equivalents                  5,267                13,801               10,256               72,221
                                         ----------             ---------             --------           ----------
 Total investment activity                  162,380               460,283              211,044            2,090,306
                                         ----------             ---------             --------           ----------
Portfolio Expenses

General and administrative                   55,232               158,687               38,166              183,418
Management fee                                    -                26,655               53,583              124,799
                                         ----------             ---------             --------           ----------
                                             55,232               185,342               91,749              308,217
                                         ----------             ---------             --------           ----------
Net Income                               $  107,148             $ 274,941             $119,295           $1,782,089
                                         ==========             =========             ========           ==========

Net income per limited partnership
  unit                                   $     1.55             $    3.98             $   1.73          $    25.79
                                         ==========             =========             ========          ==========

Cash distributions per
  limited partnership unit               $     1.95             $    5.88             $   2.19          $    50.75
                                         ==========             =========             ========          ==========

Number of limited partnership
  units outstanding during the period        68,414                68,414               68,414              68,414
                                         ==========             =========             ========          ==========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                  Three Months Ended              Nine Months Ended           Three Months Ended               Nine Months Ended
                  September 30, 2000              September 30, 2000          September 30, 1999               September 30, 1999
                  ------------------              ------------------          ------------------               ------------------
                 General     Limited              General   Limited           General   Limited                General   Limited
                 Partners    Partners             Partners  Partners          Partners  Partners               Partners  Partners
                 --------    --------             --------  --------          --------  --------               --------  --------

Balance at
beginning of
period           $  1,493    $6,043,367           $  2,531  $6,146,119        $  8,932  $7,520,030             $   209  $9,196,048


Cash
distributions      (1,347)     (133,407)            (4,063)   (402,274)         (1,513)   (149,827)             (9,418) (3,472,011)


Net income          1,071       106,077              2,749     272,192           1,193     118,102              17,821   1,764,268
                 --------    ----------           --------  ----------         -------- ----------             -------  ----------


Balance at
end of period    $  1,217    $6,016,037            $ 1,217  $6,016,037         $ 8,612  $7,488,305             $ 8,612  $7,488,305
                 ========    ==========            =======  ==========         =======  ==========             =======  ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                       2000           1999
                                                     --------       ---------

Net cash provided by operating activities            $ 471,675   $   451,026
                                                     ---------   -----------

Cash flows from investing activities:
        Investment in property                         (85,753)       (4,821)
        Net proceeds from sale of joint venture              -     2,639,445
                   Net cash provided by (used in)
                   investing activities                (85,753)    2,634,624
                                                     ---------   -----------

Cash flows from financing activity:
        Distributions to partners                     (406,337)   (3,481,429)
                                                     ---------   -----------

                   Net decrease in
                   cash and cash equivalents           (20,415)     (395,779)

Cash and cash equivalents:
        Beginning of period                            324,989     1,952,504
                                                     ---------   -----------

        End of period                                $ 304,574   $ 1,556,725
                                                     =========   ===========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and December 31, 1999, the results of its operations and partners' capital for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to audited financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements. We prepared the unaudited financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985 and acquired the one investment it currently owns prior to the end of 1988. The Partnership intended to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner extended the holding period, having determined it to bein the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

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

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


  On June 30, 2000, the Partnership executed a Purchase and Sale agreement to sell the 270 Technology Park investment. This investment is classified as Property Held for Disposition, net, on the Balance Sheet ended September 30, 2000. The investment was sold on October 31, 2000 at a gain of approximately $900,000. During the nine months ended September 30, 2000 and 1999, the Partnership recognized $390,445 and $510,055 in net income from the 270 Technology Park investment, respectively.



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

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     The following is a summary of the Partnership's last remaining investment in property:

                                     September 30, 2000  December 31, 1999
                                     ------------------  ------------------

  Land                                    $        -         $  215,404
  Buildings and improvements                       -          5,667,126
  Accumulated depreciation
     and amortization                              -           (343,490)
  Net operating assets                             -            379,492
  Property held for disposition            5,807,014                  -
                                          ----------         ----------
                                          $5,807,014         $5,918,532
                                          ==========         ==========


NOTE 3 - SUBSEQUENT EVENT
-------------------------

     See Note 2 for discussion of investment sale on October 31, 2000.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments, six of which were sold prior to 1994, and one of which was sold in each of 1998 and 1999. As a result of the sales and similar transactions, capital of $55,853,190 ($816.40 per limited partnership unit) has been returned to the limited partners through September 30, 2000.

     At September 30, 2000, the Partnership had $304,574 in cash and cash equivalents. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's last remaining real estate investment and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 2000 were made at the annualized rate of 4.25% on the adjusted capital contribution of $183.60 per limited partnership unit. Due to the sale of the last remaining asset in October, 2000, distributions were suspended for the third quarter of 2000 to enable the Partnership to meet its fund level obligations for the remainder of its life cycle. Distributions of cash from operations for the first three quarters of 1999 were made at the annualized rate of 4.25% on the adjusted capital contribution of $231.54, the weighted average adjusted capital contribution of $205.97 and the weighted average adjusted capital contribution of $194.42 per limited partnership unit, respectively. At the time of the operating distribution related to the third quarter of 1999, the Partnership also made a special distribution of $5.77 per limited partnership unit from operating cash previously held in reserves, as well as a capital distribution from sale proceeds previously held in reserves in the amount of $10.82 per limited partnership unit.

     The carrying value of real estate investments in the financial statements at September 30, 2000 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 2000, the appraised value of the Partnership's remaining real estate investment exceeded its related carrying value by approximately $827,000. The current appraised value of the real estate investment has been determined by the managing general partner and is based on the amounts negotiated in the Purchase and Sale Agreement executed on June 30, 2000 less anticipated closing costs.

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

     Occupancy at 270 Technology Park was 83% during the third quarter of 2000, down from 95% during the third quarter of 1999.

     In June 2000, a purchase and sale agreement was executed by the partnership to sell the 270 Technology Park investment. The sale has been completed during the fourth quarter of 2000.

     Investment Results

     Interest on cash equivalents for the three and nine months ended September 30, 2000, was $5,267 and $13,801, respectively, compared to $10,256 and $72,221 for the same periods in 1999. The decreases of $4,989 and $58,420 for the respective three and nine month periods, respectively, are primarily due to higher average investment balances in 1999 as a result of the North Cabot Industrial Park sale proceeds held prior to distribution and operating cash held in reserves prior to distribution.

     For the three and nine months ended September 30, 2000, real estate operations were $157,113 and $446,482, respectively, compared to $200,788 and $508,154 for the comparable periods in 1999. The three month decrease of $43,675 is primarily due to lower rental revenue as a result of lower occupancy during the quarter. Property operating expenses for the comparable three month periods increased due to roof repairs as well as legal expenses related to several lease negotiations. This increase in operating expenses was offset by discontinuing depreciation and amortization expense during the quarter due to the pending sale of 270 Technology Park. The nine month decrease of $61,672 is due to lower average occupancy during the nine month period of 2000. This decrease was offset by lower overall operating expenses, depreciation expense and amortization expense at the property.

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

     For the three and nine months ended September 30, 2000, management fees were $0 and $26,655, respectively, compared to $53,583 and $124,799 for the comparable periods in 1999. The decreases in management fees for the respective three and nine month periods are due to higher operational cash distributions in 1999 as well as a special distribution from operational cash previously held in reserves made during the nine months ended September 30, 1999. There were no distributions of cash from operations related to the third quarter of 2000.

     General and administrative expenses for the three and nine months ended September 30, 2000 were $55,232 and $158,687, respectively, compared to $38,166 and $183,418 for the same periods in 1999. The three month increase of $17,066 is primarily due to an increase of servicing agent fees. The nine month decrease is primarily due to a reimbursement of state taxes paid in 1999 that was received in 2000.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


November 9, 2000
                              /s/ Alison L. Husid
                              -----------------------------------------------
                              Alison L. Husid
                              President, Chief Executive Officer and Director of Managing General Partner,
                              Copley Properties Company III, Inc.



November 9, 2000
                              /s/ Jem A. Hudgins
                              ------------------------------------------------
                              Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.