Form 10-K
period 2000-12-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 2001-03-27
CIK 757221

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-14052
                                -----------------

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

       World Trade Center East
    Two Seaport Lane, 16th Floor
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

      As of December 31, 2000, the Partnership had disposed of all its real estate property investments. The Partnership plans to liquidate and dissolve in 2001. The Partnership sold its last remaining asset in 2000, as described below. The Partnership sold nine real estate investments between 1987 and 2000. The principal terms of these sales are set forth in the following table:

                        Month/Year of      Net Sale                              Distribution
   Investment               Sale           Proceeds      Distribution/Unit(1)     Month/Year
Investment Four             12/87        $15,771,830            $17.86               1/88
Investment Five              9/88         $3,002,643            $36.00              10/88
Investment Six               3/89        $10,943,495           $150.00               4/89
Investment Seven             2/92         $7,724,589           $102.00               4/92
Investment Eight(2)         12/92        $11,600,183           $170.00               1/93
Investment Nine             12/93         $2,161,552            $31.00               1/94
Investment Ten               8/98        $16,985,000           $248.00               8/98
Investment Eleven            3/99         $2,639,445            $37.12               4/99
Investment Twelve           10/00         $6,800,575            $95.00              11/00

--------
(1) In October 1996, October 1998 and October 1999, additional distributions of $7.60, $6.00 and $10.82 per Unit, respectively, were made, representing proceeds from several prior sales which were being held in working capital reserves.
(2) These sale proceeds represent the proceeds received by the Partnership when two mortgage loans made by the Partnership were paid off and the investment was liquidated.

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

      On January 1, 1988, the Partnership converted this investment to a joint venture in which it has a 50% interest. The Partnership contributed the land and funds to retire the mortgage debt. In addition, the Partnership contributed an additional $260,000 of capital. The Partnership was entitled to receive a 10.5% per annum preferred return on its invested capital payable currently, and 50% of remaining cash flow and of sale and refinancing proceeds after return of its equity. The preferred return was permitted to accrue if sufficient cash flow was not available. Effective January 1, 1998, the management and control of the business and affairs of the 270 Technology Park joint venture, including the right to sell the property, was vested solely in the Partnership through its 98% general partner interest in the joint venture. The remaining 2% general partner interest was owned by NELPP III/MORF III Associates Limited Partnership, an entity in which the Partnership owns a 50% interest.

      On October 31, 2000, the Partnership sold its partnership interests and all related property rights to its 50% partner in NELPP III/MORF III Associates Limited Partnership for a gross sales price of $6,732,467. The Partnership received net proceeds of $6,800,575 which included a reimbursement of approximately $90,000 for leasing commissions previously paid by the Partnership, which, per the purchase and sale agreement, were the responsibility of the buyer. On November 28, 2000, the Partnership made a capital distribution of $6,499,330 ($95.00 per Limited Partnership Unit) from the proceeds of the sale. At the time of sale, the buildings were 83% leased.

Item 2. Properties.

      The Partnership has disposed of all its real property investments.

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

      As of December 31, 2000, there were 10,176 holders of Units.

      The Partnership's Amended and Restated Agreement of Limited Partnership dated July 15, 1985, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 2000, cash distributions paid in 2000 to the Limited Partners as a group totaled $6,766,145, including $6,499,330 ($95.00 per Limited Partnership Unit) from the proceeds of a property sale. Cash distributions exceeded net income in 2000 and, therefore, resulted in a reduction of partners' capital. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.

                                               For Year      For Year      For Year      For Year      For Year
                                                Ended         Ended         Ended         Ended         Ended
                                               or as of      or as of      or as of      or as of      or as of
                                               12/31/00      12/31/99      12/31/98      12/31/97      12/31/96
                                             -----------   -----------   -----------   -----------   -----------
Revenues                                     $ 1,946,034   $ 2,756,215   $ 8,472,836   $ 1,942,159   $ 1,961,564

Net Income                                   $ 1,216,404   $ 1,715,845   $ 7,526,363   $ 1,310,288   $ 1,313,894

Net Income per Limited Partnership Unit      $     17.60   $     24.83   $    108.91   $     18.96   $     19.01

Total Assets                                 $   741,321   $ 6,243,521   $ 9,306,143   $20,946,631   $21,459,173

Total Cash Distributions per Limited
Partnership Unit, including amounts
distributed after year end with respect to
such year                                    $     98.90   $     68.18   $    275.92   $     26.72   $     39.91
                                             -----------   -----------   -----------   -----------   -----------

See financial statements for description of significant transactions.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. As of December 31, 2000, the Partnership had sold all of its real estate investments: six of which were sold prior to 1994 and one of which was sold in each of 1998, 1999 and 2000. Through December 31, 2000, capital of $62,352,520 ($911.40 per Llimited Partnership
Unit) has been returned to the limited partners.

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

      On October 31, 2000, the Partnership sold its partnership interests in the entity owning 270 Technology Park and all related property rights for a gross sales price of $6,732,467. The Partnership received net proceeds of $6,800,575, after closing costs and a reimbursement of approximately $90,000 for leasing commissions previously paid by the Partnership, which, per the purchase and sale agreement, were the responsibility of the buyer. The Partnership recognized a gain of $1,110,277 ($16.07 per Limited Partnership Unit). On November 28, 2000, the Partnership made a capital distribution of $6,499,330 ($95.00 per Limited Partnership Unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $88.60 per Limited Partnership Unit.

      At December 31, 2000, the Partnership had $691,321 in cash and cash equivalents which is being retained pending dissolution and liquidation of the Partnership in 2001. Distributions of cash from operations related to the first and second quarters of 2000 were made at the annualized rate of 4.25% on the adjusted capital contribution of $183.60. Due to the sale of the last remaining asset in October, 2000, distributions were suspended effective the third quarter of 2000 to enable the Partnership to meet its fund level obligations for the remainder of its life cycle. Distributions of cash from operations for the first, second, third and fourth quarters of 1999 were made at the annualized rate of 4.25% on the adjusted capital contribution of $231.54, the weighted average adjusted capital contribution of $205.97, the weighted average adjusted capital contribution of $194.42 and the weighted average adjusted capital contribution of $186.78 per Limited Partnership Unit, respectively. At the time of the operating distribution related to the third quarter of 1999, the Partnership also made a special distribution of operating cash previously held in reserves in the amount of $5.77 per Limited Partnership Unit, as well as a capital distribution from sale proceeds previously held in reserves in the amount of $10.82 per Limited Partnership Unit.

Results of Operations

      Form of Real Estate Investments

      Effective November 15, 1994, North Cabot Industrial Park was converted to a wholly-owned property; it was previously structured as a ground lease with a mortgage loan to the ground lessee. The North Cabot Industrial Park property was sold in March 1999. Effective January 1, 1998, 270 Technology Park was converted to a wholly-owned property; it was previously structured as a joint venture with a real estate management/development firm. This investment was sold on October 31, 2000. The Bayberry Apartments investment, which was sold in August 1998, was structured as a joint venture with a real estate management/development firm.

      Operating Factors

      The North Cabot Industrial Park was sold on March 18, 1999, and the Partnership recognized a gain of $1,509,931. Occupancy at North Cabot Industrial Park was 92% at the time of the sale and at December 31, 1998.

      The Bayberry Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $5,881,800. At the time of the sale, the Bayberry Apartments was 95% leased.

      On October 31, 2000, the Partnership sold its partnership interests and all related property rights in the entity owning 270 Technology Park and recognized a gain of $1,110,277, At the time of sale, the buildings were 83% leased.

      Investment Results

2000 Compared to 1999

      Interest on cash equivalents decreased approximately $30,000 or 38% between 1999 and 2000. The decrease is primarily due to higher average investment balances in 1999 as a result of sale proceeds held prior to distribution as well as operating cash and capital held in reserves prior to distribution.

      Real estate operating results were $461,719 and $504,297 in 2000 and 1999, respectively. The decrease of approximately $43,000 is a result of lower property rentals due to both lower average occupancy at 270 Technology Park and the sale of such investment on October 31, 2000. This decrease in property rental income was offset by the discontinuance of depreciation and amortization expense pending the sale of the property and lower property expenses.

1999 Compared to 1998

      Interest on cash equivalents and short-term investments decreased approximately $87,000 or 52% primarily due to lower average investment balances in 1999 as a result of the sale of Bayberry Apartments in August 1998 and the sale of North Cabot Industrial Park in March 1999.

      Real estate operating results were $504,297 and $1,321,142 in 1999 and 1998, respectively. The decrease of approximately $817,000 is primarily due to no joint venture earnings as a result of the sale of Bayberry Apartments in August 1998 and lower property operating results as a result of the North Cabot Industrial Park sale in March 1999. At 270 Technology Park, operating results increased, as a result of higher rental rates and an increase in recovery income. Partially offsetting these increases are higher bad debt expense and the subsequent legal costs associated with resolving a tenant issue.

      Portfolio Expenses

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

      2000 Compared to 1999

      The Partnership management fee decreased approximately $111,700 due to less operational cash available for distribution as a result of the sale of 270 Technology Park. General and administrative expenses decreased approximately $54,000 or 23% due primarily to a refund of state taxes received in 2000.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 2000.

Item 8. Financial Statements and Supplementary Data.

      The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statements on page 13.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 2000.

Name               Position(s) with the Managing General Partner             Age
----               ---------------------------------------------             ---

Alison L. Husid    President, Chief Executive Officer and Director           38
Pamela J. Herbst   Vice President and Director                               45
J. Grant Monahon   Vice President and Director                               55
James J. Finnegan  Vice President                                            40
Dana C. Spires     Treasurer and Principal Financial and Accounting Officer  34

      (c)   Identification of Certain Significant Employees.

            None.

      (d)   Family Relationships.

            None.

      (e)   Business Experience.

            The Managing General Partner was incorporated in Massachusetts on November 1, 1984. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), the parent of AEW Real Estate Advisors, Inc. (the "Advisor"), with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 15 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of its Management Committee, Investment Committee and Investment Policy Group. Since joining AEW's predecessor in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations, and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW's Chief Operating Officer and a member of its Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly served as AEW's General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is AEW's General Counsel. He has over fifteen years of experience in real estate, including seven years in private practice with major New York City and Boston law firms. Jay has extensive experience in creating and implementing real estate investment and portfolio management strategies for institutional investors. Jay joined AEW in 1992 and has been actively involved in various aspects of AEW's investment activities, including public and private debt and equity investments. He also serves as AEW's securities and regulatory compliance officer, and is the Principal of AEW Securities, L.P., AEW's affiliated broker/dealer. Jay is a member of the General Counsel section of the National Association of Real Estate Investment Managers. He is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

      Dana C. Spires is a Controller in AEW's Direct Investment group, with responsibility for overseeing the accounting and financial reporting for several direct investment clients. Prior to joining AEW in 2000, he worked as a Controller for both Finard & Company, LLC and Leggat McCall Retirement Properties LLC. Mr. Spires has over twelve years of financial experience in the real estate field. He is a graduate of Thiel College.

(f)   Involvement in Certain Legal Proceedings.

      None.

Item 11. Executive Compensation.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Note 1, Note 2 and Note 7 of Notes to Financial Statements.

      The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 2000. Cash distributions to General Partners include amounts distributed after year end with respect to 2000.

                                                                     Amount of
                                                                   Compensation
                                                                        and
Receiving Entity                      Type of Compensation         Reimbursement
----------------                      --------------------         -------------

AEW Real Estate Advisors, Inc.        Management Fees and
                                      Reimbursement of Expenses       $38,654

General Partners                      Share of Distributable Cash       2,695

New England Securities Corporation    Servicing Fees and
                                      Reimbursement of Expenses        21,559
                                                                      -------

                                      TOTAL                           $62,908
                                                                      =======

      For the year ended December 31, 2000, the Partnership allocated $19,602 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)   Security Ownership of Certain Beneficial Owners

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)   Security Ownership of Management.

      An affiliate of the Managing General Partner of the Partnership owned 803 Units as of December 31, 2000.

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

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

      (a)   The following documents are filed as part of this report:

            (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Financial Statements are filed as part of this Annual Report.

            (2) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

      (b) Reports on Form 8-K. The partnership filed one Current Report on Form 8-K dated November 13, 2000, reporting on Items No. 2 (Acquisition or Disposition of Assets) and No. 7 (Financial Statements and Exhibits), relating in both cases to the October 31, 2000 sale of its interests in 270 Technology Park.

                    New England Life Pension Properties III;

                        A Real Estate Limited Partnership


                              Financial Statements


                                  * * * * * * *


                                December 31, 2000

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                        A REAL ESTATE LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements (in liquidation as of December 31, 2000):

      Balance Sheets - December 31, 2000 and 1999

      Statements of Operations - Years ended December 31, 2000, 1999 and 1998

      Statement of Partners' Capital (Deficit) - Years ended December 31, 2000, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

      Notes to Financial Statements


           All schedules are omitted because they are not applicable.

                        Report of Independent Accountants

To the Partners of New England Life Pension Properties III; A Real Estate Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Copley Properties Company III, Inc., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 2000 and as a result changed its basis of accounting for periods subsequent to December 31, 2000 from the going concern basis to the liquidation basis of accounting.


/s/ PriceWaterhouseCoopers LLP
Boston, MA
March 13, 2001

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(in liquidation as of December 31, 2000)                       December 31,
                                                         -----------------------

                                                            2000         1999
                                                         ----------   ----------

Assets

Real estate investments:
   Property, net                                         $       --   $5,918,532

Other assets                                                 50,000           --
Cash and cash equivalents                                   691,321      324,989
                                                         ----------   ----------

                                                         $  741,321   $6,243,521
                                                         ==========   ==========

Liabilities and Partners' Capital

Accounts payable                                         $   88,935   $   81,339
Accrued expenses for liquidation                            193,000           --
Accrued management fee                                           --       13,532
                                                         ----------   ----------
Total liabilities                                           281,935       94,871
                                                         ----------   ----------

Partners' capital:
   Limited partners ($88.60 and $183.60 per
     unit, respectively; 75,000 units authorized,
     68,414 units issued and outstanding)                   448,755    6,146,119
   General partners                                          10,631        2,531
                                                         ----------   ----------
Total partners' capital                                     459,386    6,148,650
                                                         ----------   ----------

                                                         $  741,321   $6,243,521
                                                         ==========   ==========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation as of December 31, 2000)              Year ended December 31,
                                              --------------------------------------
                                                 2000          1999          1998
                                              ----------    ----------    ----------
Investment Activity

Property rentals                              $  785,281    $1,165,510    $1,294,563
Property operating expenses                     (211,488)     (424,157)     (295,874)
Depreciation and amortization                   (112,074)     (237,056)     (293,460)
                                              ----------    ----------    ----------
                                                 461,719       504,297       705,229

Joint venture earnings                                --            --       619,051
Amortization                                          --            --        (3,138)
                                              ----------    ----------    ----------

    Total real estate operations                 461,719       504,297     1,321,142

Gain on sale of investment in joint venture           --            --     6,391,800
Gain on sale of property                       1,110,277     1,509,931            --
                                              ----------    ----------    ----------

  Total real estate activity                   1,571,996     2,014,228     7,712,942

Interest on cash equivalents
  and short-term investments                      50,476        80,774       167,422
                                              ----------    ----------    ----------

    Total investment activity                  1,622,472     2,095,002     7,880,364
                                              ----------    ----------    ----------

Portfolio Expenses

General and administrative                       186,413       240,825       204,187
Estimated liquidation period expenses            193,000            --            --
Management fee                                    26,655       138,332       149,814
                                              ----------    ----------    ----------
                                                 406,068       379,157       354,001
                                              ----------    ----------    ----------

Net Income                                    $1,216,404    $1,715,845    $7,526,363
                                              ==========    ==========    ==========

Net income per limited
  partnership unit                            $    17.60    $    24.83    $   108.91
                                              ==========    ==========    ==========

Cash distributions per limited
  partnership unit                            $   100.88    $    69.41    $   279.39
                                              ==========    ==========    ==========

Number of limited partnership units
  outstanding during the year                     68,414        68,414        68,414
                                              ==========    ==========    ==========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation as of December 31, 2000)

                                                                 Year ended December 31,
                                                      --------------------------------------------
                                                          2000            1999            1998
                                                      ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                          $  1,216,404    $  1,715,845    $  7,526,363
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                      112,074         237,056         296,598
        Equity in joint venture net income                      --              --        (619,051)
        Cash distributions from joint ventures                  --              --       1,148,092
        Gain on sale of investment in joint venture             --              --      (6,391,800)
        Gain on sale of property                        (1,110,277)     (1,509,931)             --
        (Increase) decrease in investment income
          receivable                                       (50,000)             --          15,711
        Increase in property deferred leasing costs       (108,722)        (38,266)        (78,894)
        Increase (decrease) in property
          working capital                                  310,636         120,538        (263,595)
        Increase (decrease) in liabilities                 187,064         (15,015)        (35,117)
                                                      ------------    ------------    ------------
          Net cash provided by operating activities        557,179         510,227       1,598,307
                                                      ------------    ------------    ------------

Cash flows from investing activities:
  Net proceeds from sale of real estate                  6,800,575       2,639,445      16,985,000
  Capital expenditures on owned property                   (85,754)        (13,735)        (75,438)
  Decrease in short-term
    investments, net                                            --              --         931,125
                                                      ------------    ------------    ------------
          Net cash provided by investing
            activities                                   6,714,821       2,625,710      17,840,687
                                                      ------------    ------------    ------------

Cash flows from financing activity:
  Distributions to partners                             (6,905,668)     (4,763,452)    (19,131,734)
                                                      ------------    ------------    ------------
          Net cash used in financing activity           (6,905,668)     (4,763,452)    (19,131,734)
                                                      ------------    ------------    ------------

  Net increase (decrease) in cash
    and cash equivalents                                   366,332      (1,627,515)        307,260

Cash and cash equivalents:
  Beginning of year                                        324,989       1,952,504       1,645,244
                                                      ------------    ------------    ------------

  End of year                                         $    691,321    $    324,989    $  1,952,504
                                                      ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(in liquidation as of December 31, 2000)

                                                         Year ended December 31,
                       --------------------------------------------------------------------------------------------

                                   2000                            1999                            1998
                       ----------------------------    ----------------------------    ----------------------------
                          General         Limited         General         Limited         General         Limited
                         Partners        Partners        Partners        Partners        Partners        Partners
                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at beginning
  of year              $      2,531    $  6,146,119    $        209    $  9,196,048    $    (57,510)   $ 20,859,138

Cash distributions           (4,064)     (6,901,604)        (14,836)     (4,748,616)        (17,545)    (19,114,189)

Net income                   12,164       1,204,240          17,158       1,698,687          75,264       7,451,099
                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at end
  of year              $     10,631    $    448,755    $      2,531    $  6,146,119    $        209    $  9,196,048
                       ============    ============    ============    ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

      General

      New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985 and had disposed of all of its investments as of December 31, 2000. On December 31, 2000 the Partnership adopted a plan of liquidation and intends to liquidate in 2001.

      The Managing General Partner of the Partnership is Copley Properties Company III, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. (the "Advisor"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ACOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Advisor pursuant to an advisory contract.

      The Advisor is a wholly-owned subsidiary of AEW, a wholly-owned subsidiary of Nvest Companies, L.P. (the "Company"). On October 30, 2000, Paris-based CDC IXIS Asset Management ("CDCIAM") acquired the Company and its affiliated partnership, Nvest, L.P. (the "Acquisition"). Subsequently, the Company's name was changed to CDC IXIS Asset Management North America, LP. CDCIAM is the investment management arm of France's CDC IXIS, a subsidiary of Caisse des Depots Group ("CDC").

      The acquisition was accomplished through CDCIAM's wholly owned subsidiary, CDC IXIS Asset Management US Corporation ("CDCIAM US Corp."), which has a 99% direct limited partnership interest in the Company and is the sole owner of the Company's 1% general partner, CDC IXIS Asset Management US, LLC.

      Prior to the Acquisition, the Company was owned by Nvest, L.P. ("Nvest"), a publicly traded limited partnership with an approximate 15 percent interest, and by private unitholders. The general partner of Nvest and the managing general partner of the Company was a wholly-owned subsidiary of Metropolitan Life Insurance Company ("MetLife"). In total, MetLife owned approximately 48% of the partnership units of the Company at October 30, 2000 (including those owned indirectly through ownership of Nvest units). Upon the consummation of the Acquisition on October 30, 2000, all unitholders received cash in exchange for each unit owned. Nvest, whose primary asset was its ownership of Nvest Companies' units, was merged with and into the Company on December 31, 2000, with the Company as the surviving entity.

      At December 31, 2000 and 1999, an affiliate of the Managing General Partner owned 803 units of limited partnership interest, which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

      Management

      The Advisor is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. The Advisor is also reimbursed for expenses incurred in connection with administering the Partnership ($12,000 in 2000, 1999, and 1998, respectively). Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees is subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. See further discussion in Note 2.

      New England Securities Corporation, an indirect subsidiary of Met Life, was engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $21,559, $21,172 and $19,489 in 2000, 1999 and 1998, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Liquidation Basis of Accounting

      In connection with its adoption of a plan of liquidation on December 31, 2000, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

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

      Deferred Disposition Fees

      According to the terms of the advisory contract, the Advisor is entitled to disposition fees related to sales of real estate investments. Payment of these fees, however, is contingent upon the limited partners' first receiving their capital, plus stipulated returns thereon. In light of the current value of the Partnership's remaining investment and the expectations for improvement over the Partnership's investment horizon, the Managing General Partner has determined that the likelihood of payment of these fees is remote. Accordingly, no disposition fees have been accrued in conjunction with the sale of the Partnership's investments.

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

NOTE 3 - Accrued Expenses for Liquidation

      Accrued expenses for liquidation as of December 31, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the year ended December 31, 2000 the Partnership accrued $193,000 of such expenses.

      The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs, if any, are unknown and are not estimable at this time.

NOTE 4 - REAL ESTATE JOINT VENTURES

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

      270 Technology Park

      Effective January 1, 1988, one of the Partnership's ground lease/mortgage loan investments was converted to a 50% ownership interest in a joint venture with an affiliate of Manekin Corporation. The venture owns and operates three research and development/office buildings in Frederick, Maryland. The Partnership was credited with a capital contribution of $5,960,000, an amount equal to the cost of the land plus the then outstanding principal on the mortgage loan. In addition, during 1988, the Partnership contributed cash of $260,000. The preferential return rate on the capital contributed is 10.50% per annum. Effective January 1, 1998, ownership of the joint venture was restructured to give the Partnership full control over the business of the joint venture. (See Note 5).

      Bayberry Apartments

      On April 4, 1988, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates to construct and operate a garden apartment community in Gaithersburg, Maryland. The Partnership had a 65% ownership interest and committed to a maximum capital contribution of $14,350,000, and a maximum deficit contribution (characterized as junior capital) of $230,000. The preferential return rate was 10.25% per annum on the capital contributed and the greater of the prime rate plus 2% or 10.25% on the deficit contribution. At December 31, 1997, the Partnership had contributed $14,349,983 of its capital commitment, plus $225,957 as a prorata deficit contribution. Sixty-five percent of the Partnership's capital contribution was characterized as "senior" capital. If senior capital was prepaid, the Partnership was entitled to a special distribution intended to preserve the preferential return yield on senior capital through the ninth anniversary of the venture. No senior capital had been prepaid as of the date of sale of the property discussed below.

      On August 7, 1998, the joint venture sold its property to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $17,000,000. The Partnership received its share of the net proceeds totaling $16,985,000. The Partnership recognized a gain of $6,391,800 ($92.49 per Limited Partnership Unit). On August 26, 1998, the Partnership made a capital distribution to the limited partners of $16,966,672 ($248 per Limited Partnership Unit) from the proceeds of the sale.

Summarized Financial Information

      The following summarized financial information is presented for the joint venture:

                              Results of Operations

                                                Year ended December 31,
                                        --------------------------------------
                                           2000          1999          1998
                                        ----------    ----------    ----------
Revenue

  Rental income                         $       --    $       --    $1,444,678
  Other income                                  --            --         3,862
                                        ----------    ----------    ----------
                                                --            --     1,448,540
                                        ----------    ----------    ----------

Expenses

  Operating expenses                            --                     650,935
  Depreciation and amortization                 --            --       198,187
                                        ----------    ----------    ----------
                                                --            --       849,122
                                        ----------    ----------    ----------

Net income                              $       --    $       --    $  599,418
                                        ==========    ==========    ==========

      Liabilities and expenses exclude amounts owed and attributable to the Partnership on behalf of its various financing arrangements with the joint venture.

NOTE 5 - PROPERTY

      270 Technology Park

      Effective January 1, 1998, the management and control of the business and affairs of the 270 Technology Park joint venture, including the sale of the property, was vested soley in the Partnership through its 98% general partner interest in the joint venture. Accordingly, as of January 1, 1998, the investment has been accounted for as a wholly-owned property. The remaining 2% general partner interest is owned by NELPP III/MORF III Associates Limited Partnership, an entity in which the Partnership owns a 50% interest. The carrying value of the joint venture investment at conversion ($6,162,959) was allocated to land, building and improvements, and other net operating assets.

      The building was being depreciated over 30 years, beginning January 1, 1998.

      On October 31, 2000, the Partnership sold its partnership interests and all related property rights to its 50% partner in NELPP III/MORF III Associates Limited Partnership for a gross sales price of $6,732,467. The Partnership received net proceeds of $6,800,575, which included a reimbursement of approximately $90,000 for leasing commissions previously paid by the Partnership, which, per the purchase and sale agreement, were the responsibility of the buyer. The Partnership recognized a gain of $1,110,277 ($16.07 per Limited Partnership Unit). On November 28, 2000, the Partnership made a capital distribution of $6,499,330 ($95.00 per Limited Partnership Unit) from the proceeds of the sale.

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

      The following is summary of the Partnership's investment in property (one at December 31, 1999):

                                                          December 31,
                                                  --------------------------
                                                      2000          1999
                                                  ------------   -----------

      Land                                        $         --   $   215,404
      Buildings and improvements                            --     5,667,126
      Accumulated depreciation and amortization             --      (343,490)
      Net operating assets                                  --       379,492
                                                  ------------   -----------

                                                  $         --   $ 5,918,532
                                                  ============   ===========

NOTE 6 - INCOME TAXES

      The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                               Year ended December 31,
                                   ---------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Net income per financial
   statements                      $  1,216,404    $  1,715,845    $  7,526,363
Timing differences:
   Joint venture earnings              (356,409)        111,931         (14,989)
   Depreciation and amortization             --          (4,827)         31,269
   Expenses                                  --              --           3,139
   Gain (loss) on Sale                1,100,161        (194,020)      3,938,614
                                   ------------    ------------    ------------

Taxable income                     $  1,960,156    $  1,628,929    $ 11,484,396
                                   ============    ============    ============

NOTE 7 - PARTNERS' CAPITAL

      Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sale transactions, the adjusted capital contribution per Limited Partnership Unit was reduced from $1,000 to $982.14 during 1987, to $946.14 during 1988, to $796.14 during 1989, to $694.14 during 1992, to $524.14 during 1993, to $493.14 during 1994, to $485.54 during 1996, to $231.54 during 1998, to $183.60 during
1999 and to $88.60 in 2000. No capital distributions have been made to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

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

                                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                                    A REAL ESTATE LIMITED PARTNERSHIP


Date: March 27, 2001                By:   /s/ Alison L. Husid
                                          ------------------------------
                                              Alison L. Husid
                                              President of the
                                              Managing General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                            Date
       ---------                      -----                            ----

                              President, Chief
 /s/  Alison L. Husid         Executive Officer and
------------------------      Director of the                     March 27, 2001
      Alison L. Husid         Managing General Partner

 /s/  Pamela J. Herbst        Vice President and
------------------------      Director of the                     March 27, 2001
      Pamela J. Herbst        Managing General Partner

 /s/  J. Grant Monahon        Vice President and
------------------------      Director of the                     March 27, 2001
      J. Grant Monahon        Managing General Partner

/s/   James J. Finnegan       Vice President of the               March 27, 2001
------------------------      Managing General Partner
      James J. Finnegan

                              Treasurer and Principal
/s/   Dana C. Spires          Financial and Accounting
------------------------      Officer of the                      March 27, 2001
      Dana C. Spires          Managing General Partner