Form 10-Q
period 2001-03-31
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 2001-05-11
CIK 757221

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

For Quarter Ended March 31, 2001                 Commission File Number 0-14052


                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



     Massachusetts                                     04-2847256
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


     World Trade Center East, 16th Floor
     Two Seaport Lane
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

                       FOR QUARTER ENDED MARCH 31, 2001

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                                              March 31, 2001  December 31, 2000
                                               (Unaudited)        (Audited)
                                              --------------  -----------------

ASSETS                                           $ 50,000         $ 50,000
                                                  658,823          691,321
                                                 --------         --------
Other assets                                     $708,823         $741,321
Cash and cash equivalents                        ========         ========


LIABILITIES AND NET ASSETS IN LIQUIDATION

Accounts payable                                 $ 47,919         $ 88,935
Accrued expenses for liquidation                  192,200          193,000
                                                 --------         --------
Total liabilities                                 240,119          281,935
                                                 --------         --------

Net Assets in liquidation:
   Limited partners ($88.60 per
   unit; 75,000 units authorized,
   68,414 units issued
   and outstanding)                               457,980          448,755
   General partners                                10,724           10,631
                                                 --------         --------
Total partners' capital                           468,704          459,386
                                                 --------         --------

                                                 $708,823         $741,321
                                                 ========         ========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                                   Three Months Ended
                                                     March 31, 2001
                                                      (Unaudited)
                                                   ------------------

Net Assets in liquidation at
  beginning of period                                  $    459,386
                                                       ------------


Increase during period:
  Operating Activities
     Interest Income                                          9,318
                                                       ------------
Net change in net assets in liquidation                       9,318
                                                       ------------


Net assets in liquidation at
end of period                                          $    468,704
                                                       ============

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                            Three Months Ended
                                              March 31, 2000
                                              --------------

INVESTMENT ACTIVITY

Property rentals                                  $232,845
Property operating expenses                        (77,014)
Depreciation and amortization                      (56,037)
                                                  --------
   Total real estate activity                       99,794


Interest on cash equivalents                         4,306
                                                  --------
    Total investment activity                      104,100
                                                  --------

PORTFOLIO EXPENSES

General and administrative                          60,797
Management fee                                      13,327
                                                  --------
                                                    74,124
                                                  --------

Net Income                                        $ 29,976
                                                  ========

Net income per limited partnership
  unit                                            $   0.43
                                                  ========
Cash distributions per
  limited partnership unit                        $   1.98
                                                  ========
Number of limited partnership
  units outstanding during the period               68,414
                                                  ========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                               Three Months Ended
                                                 March 31, 2000
                                                 --------------


Net cash provided by operating activities         $    120,265
                                                  ------------
Cash flows from financing activity:
    Distributions to partners                         (136,828)
                                                  ------------

            Net decrease in
            cash and cash equivalents                  (16,563)

Cash and cash equivalents:
    Beginning of period                                324,989
                                                  ------------
   End of period                                  $    308,426
                                                  ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2001 and December 31, 2000 and the changes of net assets in liquidation and the results of its operations for the three month periods ended March 31, 2001 and 2000, respectively, and its cash flows for the three months ended March 31, 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
-----------------------------------

     New England Life Pension Properties III; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in July 1985 and had disposed of all of its investments as of December 31, 2000. The Partnership sold its last remaining investment in October 2000. On December 31, 2000, the Partnership adopted a plan of liquidation and intends to dissolve in 2001.

     In connection with its adoption of a plan of liquidation on December 31, 2000, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.


NOTE 2 - PROPERTY
-----------------

     Effective January 1, 1998, the management and control of the business and affairs of the 270 Technology Park joint venture, including the sale of the property, was vested solely in the Partnership through its 98% general partner interest in the joint venture. Accordingly, as of January 1, 1998, the investment was accounted for as a wholly-owned property. The remaining 2% general partner interest was owned by NELPP III/MORF III Associates Limited Partnership, an entity in which the Partnership owns a 50% interest. The carrying value of the joint venture investment at conversion ($6,162,959) was allocated to land, building and improvements, and other net operating assets.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


     The building was being depreciated over 30 years, beginning January 1, 1998.

     On October 31, 2000, the Partnership sold its partnership interests and all related property rights to its 50% partner in NELPP III/MORF III Associates Limited Partnership for a gross sales prices of $6,732,467. The Partnership received net proceeds of $6,800,575, which included a reimbursement of approximately $90,000 for leasing commissions previously paid by the Partnership, which, per the purchase and sale agreement, were the responsibility of the buyer. The Partnership recognized a gain of $1,110,277 ($16.07 per Limited Partnership Unit). On November 29, 2000, the Partnership made a capital distribution of $6,499,330 ($95.00 per Limited Partnership Unit) from the proceeds of the sale.

NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of March 31, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three months ended March 31, 2001, the Partnership incurred $800 of such expenses.

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into the consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. As of December 31, 2000, the Partnership had sold all of its real estate investments: six of which were sold prior to 1994 and one of which was sold in each of 1998, 1999 and 2000. As a result of the sales and similar transactions, capital of $62,352,590 ($911.40 per Limited Partnership Unit) has been returned to the limited partners through March 31, 2001.

     At March 31, 2001, the Partnership had $658,823 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2001. Distributions of cash from operations related to the first quarter of 2000 were made at the annualized rate of 4.25% on the adjusted capital contribution of $183.60 per limited partnership unit.

Results of Operations
---------------------

     Operating Factors

     On October 31, 2000 the Partnership sold its partnership interests and all related property rights in the entity owning 270 Technology Park and recognized a gain of $1,110,277. At the time of the sale, the buildings were 83% leased.

     Investment Results

     There are no real estate comparative operating results for the three month periods ended March 31, 2001 and 2000, due to the sale of the Partnership's last remaining property in October 2000, as discussed above.

     Portfolio Expenses

     General and administrative expenses primarily consist of state taxes, real estate appraisal, legal, accounting, printing and servicing agent fees. General and administrative expenses for the three month period ended March 31, 2000 were $60,797.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

     There was no management fee incurred during the first quarter of 2001 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 2000, discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three months ended March 31, 2001, the Partnership incurred $800 of such expenses.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 2001

                                    PART II

                               OTHER INFORMATION
                              -------------------



Item 6.   Reports on Form 8-K

               Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


May 11, 2001
                              /s/ Alison L. Husid
                              --------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Copley Properties Company III, Inc.



May 11, 2001
                              /s/ Jonathan Martin
                              --------------------------------
                                Jonathan Martin
                                Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.