Form 10-Q
period 2001-06-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 2001-08-14
CIK 757221

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

For Quarter Ended June 30, 2001                   Commission File Number 0-14052


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

                        FOR QUARTER ENDED JUNE 30, 2001

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                                           June 30, 2001     December 31, 2000
                                            (Unaudited)          (Audited)
                                           -------------     -----------------
ASSETS

Other assets                                 $      -             $ 50,000
Cash and cash equivalents                     648,862              691,321
                                             --------             --------
                                             $648,862             $741,321
                                             ========             ========


LIABILITIES AND NET ASSETS IN LIQUIDATION

Accounts payable                             $  7,523             $ 88,935
Accrued expenses for liquidation              158,643              193,000
                                             --------             --------
Total liabilities                             166,166              281,935
                                             --------             --------

Net Assets in liquidation:
   Limited partners ($88.60 per
   unit; 75,000 units authorized,
   68,414 units issued
   and outstanding)                           471,832              448,755
   General partners                            10,864               10,631
                                             --------             --------
Total partners' capital                       482,696              459,386
                                             --------             --------
                                             $648,862             $741,321
                                             ========             ========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

                                       Three Months Ended      Six Months Ended
                                          June 30, 2001          June 30, 2001
                                       ------------------      ----------------

Net assets in liquidation at
  beginning of period                        $468,704              $459,386
                                             --------              --------

Increase during period:
  Operating activities
     Interest income                           13,992                23,310
                                             --------              --------
Net change in net assets
in liquidation                               $ 13,992              $ 23,310
                                             --------              --------

Net assets in liquidation at
end of period                                $482,696              $482,696
                                             ========              ========



           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                       Three Months Ended      Six Months Ended
                                          June 30, 2000          June 30, 2000
                                       ------------------      ----------------

INVESTMENT ACTIVITY

Property rentals                            $217,226             $ 450,071
Property operating expenses                   28,386               (48,628)
Depreciation and amortization                (56,037)             (112,074)
                                            --------             ---------
  Total real estate activity                 189,575               289,369


Interest on cash equivalents                   4,228                 8,534
                                            --------             ---------
  Total investment activity                  193,803               297,903
                                            --------             ---------

PORTFOLIO EXPENSES

General and administrative                    42,658               103,455
Management fee                                13,328                26,655
                                            --------             ---------
                                              55,986               130,110
                                            --------              --------

Net Income                                  $137,817              $167,793
                                            ========              ========

Net income per limited partnership
  unit                                      $   1.99                  2.43
                                            ========             =========
Cash distributions per
  limited partnership unit                  $   1.95                  3.93
                                            ========              ========
Number of limited partnership
  units outstanding during the period         68,414                68,414
                                            ========              ========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                                         Six Months Ended
                                                          June 30, 2000
                                                         ----------------


Net cash provided by operating activities                    $ 271,270
                                                             ---------

Cash flows from financing activity:
   Investment in property                                      (14,380)
                                                             ---------

         Net cash used in
         investing activities                                  (14,380)
                                                             ---------

Cash flows from financing activity:
   Distributions to partners                                  (271,583)
                                                             ---------

         Net decrease in
         cash and cash equivalents                             (14,693)

Cash and cash equivalents:
   Beginning of period                                         324,989
                                                             ---------

   End of period                                             $ 310,296
                                                             =========



           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2001 and December 31, 2000 and the changes of net assets in liquidation and the results of its operations for the three and six month periods ended June 30, 2001 and 2000, respectively, and its cash flows for the six months ended June 30, 2000. These adjustments are of a normal recurring nature.

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

NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of June 30, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and six month periods ended June 30, 2001, the Partnership incurred $800 and $34,357, respectively, of such expenses.

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration the possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. As of December 31, 2000, the Partnership had sold all of its real estate investments: six of which were sold prior to 1994 and one of which was sold in each of 1998, 1999 and 2000. As a result of the sales and similar transactions, capital of $62,352,590 ($911.40 per Limited Partnership Unit) has been returned to the limited partners through June 30, 2001.

     At June 30, 2001, the Partnership had $648,862 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2001. Distributions of cash from operations for the first and second quarters of 2000 were made at the annualized rate of 4.25% on the adjusted capital contribution of $183.60 per limited partnership unit.

Results of Operations
---------------------

     Operating Factors

     On October 31, 2000 the Partnership sold its partnership interests and all related property rights in the entity owning 270 Technology Park and recognized a gain of $1,110,277. At the time of the sale, the buildings were 83% leased.

     Investment Results

     There are no comparative real estate operating results for the three and six month periods ended June 30, 2001 and 2000, due to the sale of the Partnership's last remaining property in October 2000, as discussed above.

     Portfolio Expenses

     General and administrative expenses primarily consist of state taxes, real estate appraisal, legal, accounting, printing and servicing agent fees. General and administrative expenses for the three and six month periods ended June 30, 2000 were $42,658 and $103,455, respectively.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP


     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

     There was no management fee incurred during the first and second quarters of 2001 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 2000, discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and six month periods ended June 30, 2001, the Partnership incurred $800 and $34,357, respectively, of such expenses.

                    NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2001

                                    PART II

                               OTHER INFORMATION
                              -------------------



Item 6.    Reports on Form 8-K

                      Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


August 14, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Copley Properties Company III, Inc.



August 14, 2001
                              /s/ Jonathan Martin
                              --------------------------------
                                Jonathan Martin
                                Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.