Form 10-Q
period 2001-09-30
NEW ENGLAND LIFE PENSION PROPERTIES III
filed 2001-11-09
CIK 757221

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended September 30, 2001         Commission File Number 0-14052


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

                     FOR QUARTER ENDED SEPTEMBER 30, 2001

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                                     September 30, 2001   December 31, 2000
                                         (Unaudited)          (Audited)
                                     ------------------   -----------------


ASSETS

Other assets                            $            --   $      50,000
Cash and cash equivalents                       652,889         691,321
                                        ---------------   -------------
                                        $       652,889   $     741,321
                                        ===============   =============


LIABILITIES AND NET ASSETS IN LIQUIDATION


Accounts payable                        $         5,424   $      88,935
Accrued expenses for liquidation                159,513         193,000
                                        ---------------   -------------
Total liabilities                               164,937         281,935
                                        ---------------   -------------

Net Assets in liquidation:
   Limited partners ($88.60 per
   unit; 75,000 units authorized,
   68,414 units issued
   and outstanding)                             477,035         448,755
   General partners                              10,917          10,631
                                        ---------------   -------------
Total partners' capital                         487,952         459,386
                                        ---------------   -------------

                                        $       652,889   $     741,321
                                        ===============   =============


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)



                                       Three Months Ended   Nine Months Ended
                                       September 30, 2001   September 30, 2001
                                       ------------------   ------------------

Net assets in liquidation at
   beginning of period                     $   482,696          $   459,386
                                           -----------          -----------

Increase during period:
   Operating activities
       Interest income                           5,256               28,566
                                           -----------          -----------
Net change in net assets
in liquidation                                   5,256               28,566
                                           -----------          -----------

Net assets in liquidation at
end of period                              $   487,952          $   487,952
                                           ===========          ===========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                        Three Months Ended   Nine Months Ended
                                        September 30, 2000   September 30, 2000
                                        ------------------   ------------------

INVESTMENT ACTIVITY

Property rentals                         $       239,089       $      689,160
Property operating expenses                      (81,976)            (130,604)
Depreciation and amortization                         --             (112,074)
                                         ---------------       --------------
    Total real estate activity                   157,113              446,482


Interest on cash equivalents                       5,267               13,801
                                         ---------------       --------------
    Total investment activity                    162,380              460,283
                                         ---------------       --------------

PORTFOLIO EXPENSES

General and administrative                        55,232              158,687
Management fee                                        --               26,655
                                         ---------------       --------------
                                                  55,232              185,342
                                         ---------------       --------------

Net Income                               $       107,148       $      274,941
                                         ===============       ==============

Net income per limited partnership
  unit                                   $          1.55       $         3.98
                                         ===============       ==============
Cash distributions per
  limited partnership unit               $          1.95       $         5.88
                                         ===============       ==============
Number of limited partnership
  units outstanding during the period             68,414               68,414
                                         ===============       ==============


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                            Nine Months Ended
                                            September 30, 2000
                                            ------------------


Net cash provided by operating activities        $ 471,675
                                                 ---------

Cash flows from financing activity:
   Investment in property                          (85,753)
                                                 ---------

         Net cash used in
         investing activities                      (85,753)
                                                 ---------

Cash flows from financing activity:
   Distributions to partners                      (406,337)
                                                 ---------

         Net decrease in
         cash and cash equivalents                 (20,415)

Cash and cash equivalents:
   Beginning of period                             324,989
                                                 ---------

   End of period                                 $ 304,574
                                                 =========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2001 and December 31, 2000 and the changes of net assets in liquidation and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, respectively, and its cash flows for the nine months ended September 30, 2000. These adjustments are of a normal recurring nature.

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

NOTE 2 - PROPERTY
-----------------

     Effective January 1, 1998, the management and control of the business and affairs of the 270 Technology Park joint venture, including the sale of the property, was vested solely in the Partnership through its 98% general partner interest in the joint venture. Accordingly, as of January 1, 1998, the investment was accounted for as a wholly-owned property. The remaining 2% general partner interest was owned by NELPP III/MORF III Associates Limited Partnership, an entity in which the Partnership owns a 50% interest. The carrying value of the joint venture investment on January 1, 1998 ($6,162,959) was allocated to land, building and improvements, and other net operating assets.

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

NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of September 30, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and nine month periods ended September 30, 2001, the Partnership incurred $1,229 and $33,487, respectively, of such expenses.

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

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1985 and a total of 68,414 units were sold. The Partnership received proceeds of $61,950,285, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. As of December 31, 2000, the Partnership had sold all of its real estate investments: six of which were sold prior to 1994 and one of which was sold in each of 1998, 1999 and 2000. As a result of the sales and similar transactions, capital of $62,352,590 ($911.40 per limited partnership unit) has been returned to the limited partners through September 30, 2001.

     At September 30, 2001, the Partnership had $652,889 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2001. Distributions of cash from operations for the first and second quarters of 2000 were made at the annualized rate of 4.25% on the adjusted capital contribution of $183.60 per limited partnership unit. Due to the sale of the last remaining asset in October 2000, distributions were suspended effective the third quarter of 2000 to enable the Partnership to meet its fund level obligations for the remainder of its lifecycle.

Results of Operations
---------------------

     Operating Factors

     On October 31, 2000 the Partnership sold its partnership interests and all related property rights in the entity owning 270 Technology Park and recognized a gain of $1,110,277. At the time of the sale, the buildings were 83% leased.

     Investment Results

     There are no comparative real estate operating results for the three and nine month periods ended September 30, 2001 and 2000, due to the sale of the Partnership's last remaining property in October 2000, as discussed above.

     Portfolio Expenses

     General and administrative expenses primarily consist of state taxes, real estate appraisal, legal, accounting, printing and servicing agent fees. General and administrative expenses for the three and nine month periods ended September 30, 2000 were $55,232 and $158,687, respectively.

NEW ENGLAND LIFE PENSION PROPERTIES III;
A REAL ESTATE LIMITED PARTNERSHIP

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

     There was no management fee incurred during the first three quarters of 2001 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 2000 as discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and nine month periods ended September 30, 2001, the Partnership incurred $1,229 and $33,487, respectively, of such expenses.

                   NEW ENGLAND LIFE PENSION PROPERTIES III;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 2001

                                    PART II

                               OTHER INFORMATION
                               -----------------


     Item 6.  Reports on Form 8-K

                        Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES III;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


November 9, 2001
                              /s/ Alison L. Husid
                              --------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Copley Properties Company III, Inc.



November 9, 2001
                              /s/ Jonathan Martin
                              --------------------------------
                                Jonathan Martin
                                Principal Financial and Accounting Officer of Managing General Partner, Copley Properties Company III, Inc.